Form 10-K
period 1995-12-30
PRESIDIO CAPITAL CORP
filed 1996-04-15
CIK 943358

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31,1995

                         Commission file number: 0-25780

                             PRESIDIO CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

          British Virgin Islands                                 N/A
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

c/o Hemisphere Management (Cayman) Limited
Zephyr House, Mary Street, Grand Cayman,
Cayman Islands, British West Indies                              N/A
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (809) 295-9166

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value US $.01 per share                      None
- -----------------------------------------             ----------------------
         (Title of each class)                        (Name of each exchange
                                                        on which registered)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.  Yes [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date:
     As of March 1, 1996, there were 8,766,569 Class A Common Shares, U.S.
     $.01 par value, outstanding.
================================================================================

                                TABLE OF CONTENTS
                                -----------------


                 Item
                 ----

PART I.    1.    Business

           2.    Properties

           3.    Legal Proceedings

           4.    Submission of Matters to a Vote of Security Holders

PART II.   5.    Market for the Registrant's Common Stock and
                 Related Stockholder Matters

           6.    Selected Consolidated Financial Data

           7. Management's Discussion and Analysis of Financial Condition and Liquidation Activities

           8.    Financial Statements and Supplemental Data

           9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III.  10.   Directors and Executive Officers of the Registrant

           11.   Executive Compensation

           12.   Security Ownership of Certain Beneficial Owners and Management

           13.   Certain Relationships and Related Transactions

PART IV.   14.   Financial Statements, Exhibits, and Reports on Form 8-K

SIGNATURES

         The statements contained in this Annual Report on Form 10-K which are not historical or current may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, business conditions and growth in the general economy, and the ability of the Company to effectively manage its operating businesses and to liquidate its assets.

PART I

Item 1. BUSINESS.
        --------
General

         Presidio Capital Corp. ("Presidio") and its subsidiaries (collectively, the "Company") are engaged in the sale, liquidation or other disposition of the assets (the "Acquired Assets") of Integrated Resources, Inc. ("Integrated"), title or rights to which were acquired by the Company pursuant to the Sixth Amended Plan of Reorganization Submitted by the Steinhardt Group and the Official Committee of Subordinated Bondholders, as amended (the "Plan"),(1) confirmed August 8, 1994 in Integrated's Chapter 11 reorganization case. The Acquired Assets include deferred origination fees, installment obligations and other indebtedness owed by various real estate investment or "net lease" partnerships to the Company under written agreements ("Contract Rights") and various operating businesses, real estate and other assets.

         The Company is managed by Presidio Management Company, LLC ("Presidio Management"), a limited liability company and Steinhardt Management Company, Inc. ("Steinhardt Management"), and is administered by Wexford Management LLC, a Connecticut limited liability company ("Wexford") as successor to Wexford Management Corp., formerly Concurrency Management Corp., a Delaware corporation ("Concurrency"). In this Form 10-K, unless the context otherwise requires, all references to "Wexford" for periods prior to such assignment shall refer to Concurrency and for periods subsequent to such assignment shall refer to Wexford. Presidio and its non-U.S. subsidiaries are administered offshore by Hemisphere Management (Cayman) Limited ("Hemisphere"). See "Material Agreements and Instruments" and "Certain Relationships and Related Transactions."

Background

         Presidio was organized on August 29, 1994, in the British Virgin Islands under The International Business Companies Act (Cap. 291). In connection with the Plan, Integrated(2) transferred to the Company title and rights to the Acquired Assets and the Company assumed certain of Integrated's obligations effective November 3, 1994 (the "Consummation Date"). Pursuant to the Plan, Presidio controls and is entitled to the remaining assets of Integrated that were not transferred to the Company or any other party on the Consummation Date. Such assets were not transferred due to restrictions on their transferability; however, the United States Bankruptcy Court, Southern District of New York, ordered control of such assets to be placed with Presidio pursuant to the order that confirmed the Plan.




- -----------------
(1) The Plan includes certain pre-confirmation modifications and amendments which are filed as exhibits to this Form 10-K.

(2) Pursuant to Article 3 of Regulation S-X, Integrated is considered to be the predecessor of Presidio.

         The following summarizes the material events relating to the Company which occurred pursuant to the Plan on the Consummation Date:

         (i) an asset purchase agreement, dated as of May 5, 1994 (as amended, the "Asset Purchase Agreement") was consummated pursuant to which Presidio acquired, directly or indirectly, from Integrated the Acquired Assets;

         (ii) holders of allowed and disputed Integrated senior general unsecured and subordinated claims (aggregating approximately $1.9 billion) received Presidio's 8.8 million Class A Common
                  Shares, U.S. $.01 par value ("Class A Shares"), and 8.8 million shares of the common stock of XRC Corp., a Delaware corporation which succeeded to assets of Integrated with a net value of less than $5 million pursuant to the Plan ("XRC Corp.");

         (iii) IR Partners,(3) contributed approximately $35.8 million to the Company for the purchase of the Acquired Assets and the funding of the Plan. In consideration therefor, Presidio issued to IR Partners 1.2 million of its Class B Common Shares, U.S.$.01 par value ("Class B Shares"), representing a 12% economic interest in Presidio. See "Security Ownership of Certain Beneficial Owners and Management";

         (iv) a reserve for disputed claims in the Integrated case was established and funded by Presidio with $46 million in cash and 162,932 Class A Shares. At December 31, 1995 approximately $7 million in cash and 47,081 shares remained in reserve. See "Management's Discussion and Analysis of Financial Condition and Liquidation Activities";

         (v) Presidio made payments of $23.1 million in the aggregate for the consummation of an agreement of settlement (the "B&S Settlement Agreement") relating to 47 lawsuits (including six class action suits) brought by various investors in partnerships syndicated by Integrated (the "B&S Actions"). See "Material Agreements and Instruments";

         (vi) Presidio's Board of Directors was increased to five members and classified into two classes by the addition of three directors appointed by the Integrated creditors' committees (the "Class A Directors") and Presidio issued 4,550 Class A Shares to each of its then Class A Directors; and

         (vii) Presidio entered into the various agreements described under "Material Agreements and Instruments" below.

- ---------------------
(3) IR Partners is a general partnership whose general partners are Steinhardt Management, certain of its affiliates and accounts managed by it and Roundhill Associates, L.P. ("Roundhill Associates"). Roundhill Associates is a limited partnership whose general partner is Charles E. Davidson, the principal of Presidio Management and the Chairman of the Board of Both Presidio and Wexford. Joseph M. Jacobs, the President and Chief Executive Officer of Presidio and the President of Wexford, has a limited partner's interest in Roundhill Associates. Robert Holtz, a Vice-President of
     Presidio and a Senior Vice-President of Wexford, also has a limited partner's interest in Roundhill.

Description of Assets of the Company

         Set forth below is a description of the Company's assets, together with the principal strategies that the Company currently plans to use to liquidate such assets. The description of the Company's assets has been divided into four major categories: Contract Rights, Operating Businesses, Real Estate and Other Assets.

     Contract Rights.(4)
     ---------------

         The Contract Rights evidence deferred origination fees and contract right obligations owed in connection with Integrated's (or its affiliates') organization and syndication, from 1978 to 1985, of more than 100 privately offered net lease partnerships (the "Partnerships"). The Partnerships invested in commercial real estate leased primarily to investment grade tenants under long-term, "triple net" leases. The leases generally provide for 25-year primary terms and tenant renewal options for additional periods aggregating up to 30 years. The leases are generally non-cancelable except in certain limited circumstances.

         These Partnerships were originally organized by Integrated or its affiliates for the purpose of investing in commercial properties. When these Partnerships were originally organized and funded, Integrated (or one or more of its affiliates) became entitled by agreement to receive certain syndication fees and other compensation from the Partnerships in consideration of the various financial and other services which Integrated (or its affiliates) had rendered to the Partnerships, as well as in exchange for providing the Partnerships with the opportunity to purchase the properties.

         The term of the agreements evidencing the Contract Rights is typically 40 years. The Contract Rights generally provide for the accrual of simple interest during the entire lease term. Most of the existing agreements also provide for the complete amortization of the principal amount of the Contract Right obligation over the primary and renewal terms of the underlying leases. In general, no payments of principal or interest are to be made on account of a Contract Right during the first 15 years of the primary lease term, although interest will accrue, on a non-compounded basis, during that time. A portion of the accrued interest is to be paid during the balance of the primary lease term and, generally, the remaining Contract Right obligations are to be paid during the renewal lease terms.

         CONTRACT RIGHT MODIFICATION. Pursuant to the Agreement to Modify Contract Right Agreements (the "Modification Agreement"), dated as of September 29, 1994, and amended on October 20, 1995, among Presidio and substantially all of the Partnerships, modifications were made in various ways which intended to make the Contract Rights more readily saleable and/or financeable.







- --------------------
(4) The discussion contained herein describes a typical Contract Right. Some of the individual Contract Rights held by the Company differ in certain respects. The Company, however, believes that such differences, in the aggregate, are not material.

         Among other things, the Modification Agreement provided for (i) the restatement of the Contract Rights as negotiable promissory notes in order to better evidence the existing Contract Right obligations and provide a more definitive payment schedule, (ii) the delivery of subordinate mortgages or negative pledges in order to secure the Partnerships' obligations under such negotiable promissory notes, (iii) the introduction of a paying agent in order to collect monies payable by tenants under leases in excess of amounts required to service existing first mortgage indebtedness, thereby protecting against the diversion of such monies by the Partnerships, (iv) the delivery of certain estoppels and other certificates by the Partnerships and various tenants, superior mortgagees and ground lessors in order to provide the Company with more detailed information regarding the Partnership, the tenant, the property and existing operating leases and (v) payments made by the Company at closing of approximately $5.7 million in the aggregate for the purchase of such modifications from the Partnerships and (vi) payments of all legal expenses incurred by the Partnerships. In addition, the Contract Right modification documents restricts the Partnerships' ability to refinance equity out of the properties by limiting the aggregate amount of mortgage indebtedness which can be senior to the Contract Right mortgage.

         SECURITIZATION AND RELATED TRANSACTIONS. In a private securitization transaction completed on March 28, 1996 (the "Closing Date"), the Company sold 117 of the 123 Contract Rights owned directly or indirectly by the Company. Such securitized transaction, which was unanimously approved by Presidio's Board of Directors, yielded proceeds before expenses and reserves of approximately $233 million, approximately $205 million of which has been distributed to Presidio or one of its subsidiaries. The following describes the structure of such securitization.

         SECURITIZATION. On the Closing Date, Presidio CR Holdings, L.P. (the "Seller"), a limited partnership that is indirectly wholly-owned by Presidio, Presidio and Integrated Resources Life Companies Inc., a wholly-owned subsidiary of Presidio ("IRL" and, with Presidio, the "Affiliated Sellers"), sold all of their right, title and interest in 117 Contract Rights to the Contract Right Grantor Trust (the "Grantor Trust"), formed pursuant to a Grantor Trust Agreement, dated as of January 1, 1996, as amended and restated by the Amended and Restated Grantor Trust Agreement (the "Grantor Trust Agreement"), dated as of January 1, 1996, among the Seller, the Affiliated Sellers, Bankers Trust Company, as servicer and Union Bank, as trustee (the "Grantor Trust Trustee"). The Grantor Trust issued a certificate (the "Grantor Trust T-1 Certificate") to a trust (the "Trust") formed pursuant to a Pooling Agreement, dated as of January 1, 1996, among the Grantor Trust, acting through the Grantor Trust Trustee, as depositor, Bankers Trust Company, as servicer, and The First National Bank of Chicago, as trustee in exchange for the Certificates (as defined below).

         The Grantor Trust also issued a second certificate and certain related assets (the "Grantor Trust T-2 Certificate") to T-Two Partners, L.P., a Delaware limited partnership (the "T-2 Holder"), in exchange for approximately $20 million in cash and the assumption of certain liabilities. The Grantor Trust T-1 Certificate evidences the interest of the Trust in the Contract Rights transferred to the Grantor Trust, and are secured by substantially all of the payment stream from the primary term of such Contract Rights. The Grantor Trust T-2 Certificate evidences the balance of all payments on such Contract Rights as well as the six other Contract Rights sold directly to the Grantor Trust. Payments made in respect of the Grantor Trust T-2 Certificate will be deposited in a reserve fund as security for the T-2 Holder's obligation to indemnify the Trust against losses on the Contract Rights.

         The Trust consists, among other things, of all the right, title and interest arising from and in connection with the Grantor Trust T-1 Certificate. A "real estate mortgage investment conduit" ("REMIC") election has been made in connection with certain assets of the Trust for U.S. Federal income tax purposes. The Trust issued five classes of certificates: the Class A-1 Certificates, the Class B-1 Certificates, the Class C-1 Certificates and the Class D-1 Certificates (collectively, the "Offered Certificates") and the Class R Certificates (collectively, with the Offered Certificates, the "Certificates"). The Class R Certificates transferred to a new corporation affiliated with the T-2 Holder, T-Two Corp.

         Upon the transfer of the Certificates to the Grantor Trust in exchange for the Grantor Trust T-1 Certificate, the Grantor Trust sold the Offered
Certificates to Bear, Stearns & Co. Inc. ("Bear Stearns") in a private placement, which Bear Stearns, in turn, intended to sell in transactions pursuant to Rule 144A under the Securities Act. The Grantor Trust applied substantially all of the proceeds from the sale of the Offered Certificates as the purchase price for the Contract Rights.

         PRESIDIO LOAN. On the Closing Date, Presidio loaned $31.5 million to Roundhill Associates L.P. and Roundhill Associates II L.P., both Connecticut limited partnerships (collectively, the "T-2 Organizers"). Charles E. Davidson, Chairman of the Company, is the managing general partner with a 50 percent partnership interest in each of the T-2 Organizers, Joseph M. Jacobs, President of the Company, is the limited partner with a 45 percent partnership interest in each of the T-2 Organizers and Robert Holtz, Vice President of the Company, has the remaining 5% limited partnership interest in the T-2 Organizers. Such loan
(i) is obligated to be repaid on the completion of the rights offering discussed below but no later than March 28, 1999, (ii) bears interest payable on the payment of principal at the rate of 25% per annum and (iii) is secured by a pledge of 100% of the membership interests in a newly-formed limited liability company ("T-2 LLC").

         CAPITALIZATION OF T-2 LLC. In order to capitalize T-2 LLC, the T-2 Organizers contributed the entire $31.5 million loan from Presidio to T-2 LLC in exchange for 100% of the membership interests of T-2 LLC. T-2 LLC contributed $20.0 million of such amount to the T-2 Holder in exchange for all of the T-2 Holder's limited partnership interest (which constitutes 99% of the T-2 Holder's partnership interests) and $9.9 million to T-Two Corp. in exchange for 99% of the Common Stock of T-Two Corp. The capital contribution to (i) the T-2 Holder was used to fund its purchase of the T-Two Certificate and related assets, as well as for working capital purposes and (ii) T-Two Corp. will be used to fund T-Two Corp.'s tax liabilities and working capital. T-2 LLC retained the balance of such funds for working capital purposes.

         RIGHTS OFFERING. Pursuant to the Rights Offering Agreement, dated as of March 19, 1996, among T-2 LLC, Presidio and the T-2 Organizers, T-2 LLC will conduct a rights offering as soon as practicable, which Presidio believes may not occur until early 1997. Until the rights offering is completed, the T-2 LLC is precluded from making any distributions to its members. The rights offering will be an offering of transferable rights to purchase the equivalent of 100% of the membership interests in T-2 LLC. The rights offering will be made to the holders of Presidio common stock at an exercise price and on such terms as are approved by a majority of the Class A Directors, except that interests in T-2 LLC may only be held by U.S. persons. Pursuant to the Rights Offering Agreement, the T-2 Organizers will sell their membership interest to T-2 LLC upon completion of the rights offering to the extent that the rights issued in the rights offering are subscribed and will receive out of the proceeds of the rights offering in exchange for an amount equal to the following: (i) the purchase price for such interests, (ii) their interest payments on the $31.5 million loan from Presidio, (iii) their net tax liability as a consequence of owning the interests being sold, computed based upon the marginal effective tax rates of the individual partners of the T-2 Organizers, minus 12% of the losses, if any, recognized by them as a consequence of their ownership of such interest plus (iv) $50,000 representing the anticipated out-of-pocket expenses of the affiliates of the T-2 Organizers in maintaining their investments through certain entities in the T-2 Holders (as described below) in a manner that was designed to facilitate the completion of the Contract Rights securitization.

         T-TWO STRUCTURE. The general partner of the T-2 Holder is a limited partnership, T-Two General, L.P. ("T-2 GP"), the 1% corporate general partner of which is owned by Messrs. Davidson and Jacobs and the 99% limited partnership interests of which is owned by Joseph Jacobs. Such limited partnership interests may later be sold to individual retirement accounts of Messrs. Davidson and Jacobs. T-2 Holder and another affiliate of Messrs. Davidson and Jacobs, CD/JJ, LLC, are required to ensure that they make contributions to T-2 LLC and its related entities in the same aggregate amount that a 1% interest holder in T-2 LLC would have to make to acquire and retain a 1% interest in T-2 LLC. CD/JJ, LLC acquired a 1% interest in T-Two Corp. which, as noted above, is the holder of the residual Certificate issued in the Contract Rights securitization. As of March 31, 1996, T-2 GP and CD/JJ, LLC had made aggregate contributions to the T-Two Holder and to T-Two Corp. of approximately $303,000.

         Operating Businesses.
         ---------------------

         The Company holds interests in several partnerships which have invested in operating businesses. The Company and Presidio Management have been working closely with existing management in order to maximize value consistent with the Company's fiduciary obligations to the limited partners of such partnerships.

         CABLE INTERESTS. The Company acquired Integrated's interests in six limited partnerships which solely invested in cable television systems. Of these six partnerships, five have sold substantially all of their cable system assets and have distributed the majority of the funds received to their respective partners. The balance of funds remaining in four of the partnerships are being held in reserve to cover any additional contingent liabilities of such partnerships. These liabilities include potential taxes, professional fees, closing costs and settlement of partnership litigation relating to the sales of the partnerships' assets. The Company is awaiting final distribution with respect to one of the partnerships (ACT IV) for which distribution is anticipated to be approximately $2.4 million.

         During the first quarter of 1995, the Company withdrew as co-general partner in ACT V which represented the Company's only remaining operational cable interest. It is anticipated that the Company will receive approximately $500,000 on account of such interest.

         A discussion of other material operating business investments of the Company follows:

         INTERGEN COMPANY, L.P. ("Intergen"). Intergen markets biochemical products from animal, human, synthetic and semi-synthetic sources, primarily from bovine (cow) plasma and serum. The products are sold primarily to the pharmaceutical and biotechnology industries for research, development and manufacturing of products. The Company holds a general partnership interest in Intergen Investors, L.P. which entitles the Company to 30% of profits distributed after an 8% per annum priority return to the limited partners. Intergen Investors, L.P. owns approximately 75% of Intergen. Additionally, the Company holds a Deferred Origination Note valued at approximately $2 million and is entitled to an annual management fee of $50,000.

         MAJCO BUILDING SPECIALTIES, L.P. ("Majco"). The Company, through an indirect wholly-owned subsidiary, owned a general partnership interest in the general partner of Majco. On September 29, 1995, Majco consummated the sale of substantially all of its assets for a gross sales price of $66.6 million. The Company's allocable distribution from this sale was approximately $12 million. In addition, approximately $3 million of the gross sales price is being held in escrow through December 1997 of which the Company's allocable share is approximately $2 million.

         NORTHEASTERN TELEVISION INVESTORS, L.P. ("NETV"). Part of Integrated's consideration when its interests in NETV were sold on December 17, 1993 (the "NETV Closing") was a $400,000, 9%, accreting note which is due April 1, 1999 and a contingent payment of $500,000 in the event that all or substantially all of the partnership's assets are sold prior to the fifth anniversary of the NETV Closing.

         TOLEDO TV INVESTORS, L.P. ("Toledo"). Part of Integrated's consideration when its interests in Toledo were sold on June 30, 1994 was a $700,000, 9% accreting note which is due on December 27, 1999 and a contingent payment of $1,500,000 in the event that all or substantially all of the partnership's assets are sold on or prior to July 1, 1996.

         Real Estate.
         ------------

         The Company continues to manage publicly- and privately-offered investment programs organized by Integrated which have invested in residential, retail and commercial real estate and mortgages. The Company retains an interest in the following series of investment programs which have been publicly-offered and are in existence: High Equity Partners ("HEP"); Resources Pension Shares 5; Vista Properties, one publicly-offered investment program which made highly-leveraged commercial real estate investments; and Resources Accrued Mortgage Investors, two investment programs which made zero coupon loans to public and private real estate investment programs (including programs in which the Company retains an interest).

         In addition to the foregoing interests, the Company retains various interests in real property issued by privately-offered investment programs. The Company believes that the liquidation values of these assets are immaterial relative to the total assets of the Company. Such interests include wraparound mortgages secured by subordinated liens on various commercial properties, investment program interests and other notes and mortgages issued by investment programs.

         The Company plans to liquidate most of its interests in the subsidiaries which serve as the general partners of and advisers to publicly-offered real estate investment programs. Management will consider a variety of liquidation alternatives to maximize the value of such interests, including, but not limited to, individual sales, bulk sales, securitizations and converting limited partnerships to publicly traded corporations. The Company's ability to sell such interests could be affected by actual or potential claims of limited partners against the interests being conveyed by the Company, the settlement of pending litigation involving such limited partnerships and compliance with applicable provisions of Regulation S-K of the federal securities law. Both the timing of, and the amount that the Company will be able to realize upon, the sale of these assets depends upon numerous factors, including market conditions, prevailing interest rates and issues specific to the individual properties.

Information on specific real estate investments follows:

         HEP. The "HEP Partnerships" are a series of three public partnerships (HEP-85, HEP-86 and HEP-88) which invested in unleveraged commercial real estate between 1985-1989. The HEP Partnerships' portfolios consist of 21 properties with an original cost of approximately $285 million. The real estate properties in which such Partnerships either own or maintain a material interest consist of eight shopping centers, locations currently leased to five supermarkets, three office buildings, two office parks, two industrial warehouses and one parcel of land. Subsidiaries of Presidio ("the HEP Subsidiaries") serve as general partners and hold a 5.0% interest in each of the HEP partnerships. For managing the affairs of the HEP Partnerships, the HEP Subsidiaries receive partnership management fees, property management fees and certain expense reimbursements of approximately $4,500,000.

         HEP is subject to a class action lawsuit as described in Item 3 "Legal Proceedings".

         In connection with such proceedings the parties have entered into a settlement agreement that is subject to court approval and submission to an approval by limited partners of the HEP Partnerships.

         The settlement provides for the reorganization of HEP Partnerships, through an exchange (the "Exchange") in which limited partners (the "Participating Investors") of the partnerships participating in the Exchange (the "Participating Partnerships") would receive, in exchange for the partnership units, shares of common stock ("Shares") of a newly-formed corporation, Millenium Properties Inc. ("Millenium"). Millenium intends to qualify as a real estate investment trust. Such reorganization would only be effected with respect to a particular partnership if holders of a majority of the outstanding units of the partnership consent to such reorganization pursuant to a Consent Solicitation Statement (the "Consent Solicitation Statement") which would be sent to all limited partners after the settlement is approved by the court. 84.65% of the Shares to be issued in the Exchange would be allocated to Participating Investors in the aggregate (assuming each of the HEP Partnerships participate on the Exchange) and 15.35% of the Shares to be allocated to the General Partners in consideration of the Company's existing interest in the Participating Partnerships and its relinquishment of entitlement to receive fees and expense reimbursements, and the payment by the Company of certain amounts for legal fees.

         As part of the Exchange, Shares issued to Participating Investors would be accompanied by options granting such Investors the rights to require the Company to purchase such Shares at a price of $11.50 per share, exercisable during the three month period commencing nine months after the effective date of the Exchange. A maximum of 1.5 million Shares (representing approximately 17.7% of the total Shares issued to investors if all HEP Partnerships participate) would be required to be purchased if all partnerships participate in the Exchange. Also as part of the Exchange, the Company would agree that in the event that dividends paid with respect to the Shares do not aggregate at least $1.10 per share for the first four complete fiscal quarters following the effective date of the Exchange, it would make a supplemental payment to holders of such Shares in the amount of such a difference. The Company would provide an amount not to exceed $2,232,500 in the aggregate, for the payment of attorneys' fees and reimbursable expenses of class counsel, as approved by the court, and the costs of providing notice to the class (assuming that all three HEP Partnerships participate in the Exchange). The Company would advance to the HEP Partnerships the amounts necessary to cover other fees and expenses (but not their litigation costs and expenses, which the Company would bear in full).

         RESOURCES PENSION SHARES 5 ("RPS-5"). RPS-5 is a public partnership which invested approximately $50 million in first mortgage loans on commercial real estate. Subsidiaries of Presidio serve as general partner of RPS-5. For managing the affairs of the partnership, servicing mortgage loans made by RPS-5 and acting as a supervisory manager on the properties, subsidiaries of Presidio received a partnership management fee, a mortgage servicing fee and a property management fee of approximately $800,000 for the year ended December 31, 1995.

         OTHER REAL ESTATE. The Company also acquired from Integrated interests in or rights to numerous other real estate-related assets including rights and claims to an interest in an apartment complex, a receivable in connection with the refinancing of certain net lease partnerships and approximately 10 subordinated purchase money mortgages on net leased real estate which are collateralized by second liens on commercial real estate properties owned by limited partnerships. In March 1996 Presidio received $1.4 million as prepayment on a note obtained by Integrated in a restructuring of a commercial real estate partnership. The Company believes that the liquidation values of these other real estate interests are immaterial relative to the total assets of the Company.

         Other Assets.
         -------------

         The Company acquired title or rights to various other assets from Integrated on the Consummation Date. These interests include receivables on leased equipment, expected proceeds from liquidation of interests in equipment-related limited partnerships, a receivable from the sale of Integrated's tax shelter annuity business in 1989 to Metropolitan Life and common and preferred stock interests in certain private and publicly traded corporations. The Company intends to pursue value maximizing alternatives to sell or wind up its interests in these assets. A description of the more significant other assets follows:

         EQUIPMENT LEASING ACTIVITIES. As of March 1, 1996 the Company, through its subsidiaries, owns interests in 33 publicly- and privately-offered investment programs (the "Leasing Programs") which have invested in equipment subject to leases to third parties. These programs are in the form of single investor transactions, limited partnerships and grantor trusts. In April 1995, the Company engaged Fieldstone Private Capital Group L.P. ("Fieldstone"), an entity unaffiliated with the Company or its subsidiaries, for the purpose of managing such interests. In consideration for such services, Fieldstone will receive: (i) aggregate fixed fees of approximately $1,015,000 in 1996 and $527,000 in 1997; (ii) performance fees depending upon their ability to reduce contingent liabilities and successfully manage any pending litigations; and
(iii) reimbursement of their out-of-pocket expenses. Actual fees, including performance fees, paid to and accrued for Fieldstone in 1995 aggregated approximately $1.5 million. The engagement with Fieldstone expires on November 3, 1997, but may be terminated by Presidio upon 60 days notice to Fieldstone or at any time for cause, as defined in the Fieldstone Agreement.

         Fieldstone manages for the Company three series of publicly-offered investment programs which have invested in various equipment subject to leases with third parties: five American Leasing Investors limited partnerships; two National Lease Income Fund limited partnerships and Aircraft Income Partners L.P., a limited partnership owning commercial aircraft. The Company through Fieldstone also manages 25, privately offered investment programs which have invested in equipment, including satellite transponders, commercial and corporate aircraft, manufacturing equipment, energy management systems, telephone switches and trailers subject to leases with third parties. In addition to its involvement in equipment leasing investment programs, the Company has direct ownership interests in aircraft and aircraft engines subject to leases with commercial airline end-users. The equipment group also realizes revenues by managing the assets owned by investment programs after their expiration. At present, the equipment group is involved in four such transactions.

         The Company anticipates that the investment programs which own aircraft may encounter severe competition in attempting to re-lease aircraft as they come off-lease due in part to the substantial costs associated with maintaining and bringing used aircraft into compliance with FAA noise and maintenance requirements adopted since 1990. Additionally, such investment programs will also have to compete with newer, more fuel-efficient aircraft that comply with the recently-adopted FAA noise requirements. The Company also believes that as a result of the factors listed above there has been a significant decline in the re-sale value of narrow-body aircraft of the types owned by the various investment programs.

         TAX SHELTERED ANNUITIES ("TSA"). Integrated sold its TSA business to Metropolitan Life Insurance Company of America ("Met Life") effective September 30, 1989 in consideration for a deferred payment arrangement. The Company acquired Integrated's deferred payment rights which provide that through December 31, 2000, the Company will receive monthly payments based on varying percentages of (a) the assets under management that were in place on the date of sale; (b) all new collections relating to annuity contracts that were in place on the date of sale; and (c) all new business written and collected by the transferred sales force. In 1995, the Company received approximately $7 million and anticipates to receive comparable annual payments through December 31, 2000 under such arrangements. The Company is currently reviewing certain options with a goal to yield the maximum return in exchange for its interests in TSA. Preliminary discussions have focused on the potential for securitization of cash flow generated by TSA, or sale of this asset. The amounts ultimately realized from such a disposition as well as the timing of such a transaction will be dependent on, among other things, current market conditions, prevailing interest rates and the ability to settle certain outstanding issues with Met Life.

         FIRST BRITANNIA. The Company owns 836,956 common and 154,487 preferred shares in a private U.K. fund which has invested in mezzanine debt of leveraged buy out transactions.

         NORTH AMERICAN MORTGAGE COMPANY ("NAMCO"). NAMCO is a New York Stock Exchange listed company primarily engaged in the mortgage banking business. The Company owned 278,737 shares of NAMCO common stock, all of which were subject to an Escrow Agreement, dated as of July 15, 1992, by and among NAMCO, certain shareholders of NAMCO parties thereto and the Bank of New York as Escrow Agent (the "Escrow Agreement"). Upon expiration of the Escrow Agreement in November 1995, the Company sold its interests in NAMCO for approximately $6 million or $21.53 per share.

Material Agreements and Instruments

         The management and liquidation of the Company is governed by several arrangements, as well as by the provisions of a letter (the "No Action Letter") from the Securities and Exchange Commission (the "Commission"). These arrangements were developed through the negotiations of various constituencies (including the official creditors' committees) involved in the Integrated bankruptcy. These arrangements are for the most part contained in the Management Agreements with Presidio Management and Steinhardt Management, the Administrative Services Agreement with Wexford, the Indemnification Agreements (the "Indemnification Agreements") and Indemnification Security Agreement (the "Indemnification Security Agreement") with certain former officers and directors of Integrated, the B&S Settlement Agreement and indemnification and indemnification trust agreements entered into with officers and directors of Presidio. The material terms of these agreements and instruments and the No Action Letter are summarized below and elsewhere in this Form 10-K. The summaries of such agreements and instruments and the No Action Letter included in this Form 10-K do not purport to be complete and are subject to and qualified in their entirety by reference to all of the provisions of such agreements and instruments and the No Action Letter, including the definitions thereof of certain terms.

         The Management Agreements.
         --------------------------

         Effective as of the Consummation Date, the Company entered into a management agreement with Presidio Management (the "Presidio Management Agreement") and a management agreement with Steinhardt Management (the
"Steinhardt Management Agreement" and together with the Presidio Management Agreement, the "Management Agreements"). Pursuant to the Presidio Management Agreement, Presidio Management will oversee the management of the Company and the management and liquidation of the Company's assets. Pursuant to the Steinhardt Management Agreement, Steinhardt Management will be available to consult with Presidio Management in connection with certain material transactions relating to the Company's assets. Each Management Agreement provides for a fixed fee of $1.25 million per year, payable in equal monthly installments.

         Pursuant to the Presidio Management Agreement, Presidio Management has full discretion and authority, without the need for any subsequent approval of the Board of Directors or shareholders of Presidio, or any subsidiary, except as expressly required by Presidio's Articles of Association or otherwise required by law, to manage and to liquidate the Company's assets (whether by sale, hypothecation, securitization or otherwise) in such manner as Presidio Management considers appropriate, subject to restrictions on affiliate transactions and except as follows:

         1. The Board of Directors of Presidio must approve any transaction or series of related transactions involving the sale, pledge or other disposition of Presidio's assets having a fair market value exceeding $10,000,000 or the resolution or incurrence of liabilities exceeding $10,000,000; PROVIDED that Presidio Board of Directors approval is not required in connection with, among other matters, any of the following transactions (the "Transactions") because the Transactions were approved in connection with the consummation and approval of the Plan: (i) the sale of the rights to deferred payments from Metropolitan Life Insurance Company to the Company for an amount not less than $26.5 million; and (ii) the restructuring of one or more of the HEP partnerships through the HEP Rollup so that Presidio's subsidiaries receive in exchange for their right to fees receivable from such partnerships and their general partner interests therein, and the limited partners of such partnerships receive in exchange for their partnership interests, shares of common stock of a newly-formed real estate investment trust. Additionally, no approval is anticipated to be required by shareholders of Presidio for any of the Transactions.

         2. Presidio Management may not enter into any contract or arrangement for the provision of services to Presidio (i) which is terminable by the other party thereto as a result of the termination of the Presidio Management Agreement or (ii) which is not terminable by Presidio without premium or penalty on not more than 60 days notice, unless in each case such contract or arrangement is approved by a majority of Presidio's Class A Directors or, if Presidio's Board is not then classified, by a majority of Presidio's directors (in each case excluding any director nominated by Presidio Management, Steinhardt Management or either of their affiliates).

         3. The Presidio Management Agreement also prohibits Presidio Management from contractually restricting its employees from being retained independently by Presidio following termination of the Presidio Management Agreement.

         Pursuant to the Presidio Management Agreement, Presidio Management is required to provide each of Presidio's directors reasonable prior notice of any material transaction involving the Company's assets where such transaction, or series of related transactions, has a fair market value or a cost exceeding $5.0 million and any modifications of Contract Rights having a fair market value exceeding $2.0 million, which modifications reasonably are expected to be considered a reissuance of such Contract Rights for tax purposes. The Steinhardt Management Agreement requires Steinhardt Management to provide notice to each of Presidio's directors of any such transaction of which it has knowledge (to the extent such notice is not given by Presidio Management).

         Under the Presidio Management Agreement, Presidio Management may direct Presidio to pay up to 50% of the $1.25 million annual management fee directly to Joseph M. Jacobs or a corporation controlled by him. Presidio Management has directed Presidio to pay 50% of such management fee to Mr. Jacobs. In March 1996, the Board of Directors of Presidio approved the assignment of Presidio Management's Agreement to Wexford, whereby Wexford is now fully responsible for the day to day operations of the Company. Charles E. Davidson, the Chairman of Presidio, has a significant interest in both Wexford and Presidio Management.

         The term of each of the Management Agreements expires on November 3, 1997. The Management Agreements may be terminated without cause by Presidio upon not less than 10 days notice. Each Management Agreement is also terminable if Presidio Management or Steinhardt Management, as the case may be, has been grossly negligent or has committed willful malfeasance in carrying out its duties, or is in material breach of its obligations thereunder. In the event of early termination of either of the Management Agreements, Presidio shall pay on the date of the termination a lump sum amount equal to the aggregate management fee that would have been payable had the Management Agreement not been terminated, unless Presidio has deposited such amount with an escrow agent satisfactory to Presidio Management or Steinhardt Management, as the case may be, with a distribution thereof upon entry of a final court order determining that such termination was not for cause. If either Management Agreement is terminated by Presidio, the other Management Agreement shall be deemed to have been similarly terminated.

         Pursuant to the terms of each Management Agreement, Presidio Management, Steinhardt Management and each of their respective affiliates, whether acting individually or jointly with one another, are prohibited from purchasing any equity in, or any general or limited partnership interests of, any obligor under any Contract Rights.

         Presidio Management and Steinhardt Management are each required to render their services at their own expense. Presidio is responsible for all other expenses relating to its assets, including, without limitation, services of attorneys, accountants and other third party professionals, employees provided to Presidio and other operating expenses, and must periodically reimburse Presidio Management for any such expenses advanced by Presidio Management.

         Pursuant to Section 1295 of the Internal Revenue Code of 1986, as amended, shareholders of Presidio may elect to pay tax each year on Presidio's undistributed income for such year as if Presidio had made a distribution of such income. If on February 15 of any year, the tax liability (calculated at an assumed effective tax rate of 40%) of Presidio's shareholders on Presidio's income for all prior years would, assuming that all of Presidio's shareholders had made such an election, exceed the actual distributions made by Presidio through such date, Steinhardt Management must cause one or more of its affiliates to purchase debt securities issued by Presidio (the "Distribution Securities") on such date to the extent necessary to fund a Tax Distribution by Presidio, subject to a maximum of $25 million aggregate principal amount of Distribution Securities at any time outstanding. The "Tax Distribution" would equal the excess of (i) 40% of the amount shareholders of Presidio would be required to include in their taxable income in respect of Presidio's income (including income of any subsidiaries) pursuant to Section 1295 of the Internal Revenue Code of 1986, as amended, for all years ending prior to the beginning of such year over (ii) the total distributions made by Presidio through such date. Distribution Securities must (i) bear interest at the prime rate as determined by Citibank N.A. on the date issued plus 1%, (ii) have a term of four years with optional prepayments, (iii) be mandatorily redeemable out of Presidio's available cash, prior to distributions to shareholders and (iv) have such other terms as Presidio's Class A Directors may approve. Presidio has waived Steinhardt Management's obligation to fund a Tax Distribution relating to the period ended February 15, 1996.

Administrative Services Agreement.
- ----------------------------------

         Effective with the Consummation of the Plan, Concurrency entered into an Administrative Services Agreement (the "Administrative Services Agreement") with Presidio providing certain administrative and management services to the Company. Effective January 1, 1996 the Administrative Services Agreement was assigned to Wexford. Joseph M. Jacobs is a Member and the President of Wexford. Robert Holtz is a Member and a Senior Vice President of Wexford. Jay L. Maymudes is the Chief Financial Officer and a Senior Vice President of Wexford. Charles
E. Davidson, the Chairman of the Board of Presidio, is a Member and Chairman of Wexford. Wexford provides management and other services to third parties that are not related to the Company.

         Pursuant to the Administrative Services Agreement, Wexford oversees the day-to-day management and administration of the Company. In such capacity, Wexford has agreed to make available (i) Mr. Jacobs to serve as the Chief Executive Officer, President and a Class B Director of Presidio, (ii) Robert Holtz to serve as Vice President and Secretary of Presidio, (iii) Jay L. Maymudes to serve as Chief Financial Officer, Vice President and Treasurer of Presidio, (iv) such other persons as may be necessary to fulfill Wexford's obligations under such agreement and (v) persons to serve as officers and directors of Presidio's direct or indirect subsidiaries or affiliates. Presidio retains the right to remove any employee of Wexford serving as an officer or director of the Company.

         The Administrative Services Agreement expires on November 3, 1997, but may be terminated by (A) Presidio or Presidio Management (so long as it remains the Manager pursuant to the Presidio Management Agreement) (i) upon 60 days' prior written notice to Wexford or (ii) at any time for cause (as defined in the Wexford Administrative Services Agreement) and (B) Wexford at its option upon 60 days' prior notice to Presidio.

         Pursuant to the Administrative Services Agreement, Presidio has agreed to indemnify Wexford and its direct or indirect officers, directors, partners, employees and agents (including, without limitation, persons serving as officers of the Company) from losses occurring after the Consummation Date, provided, among other things, that such losses resulted from (i) a mistake of judgment or action or inaction taken by such person in connection with Wexford's duties under the Administrative Services Agreement honestly and in good faith that such person reasonably believed to be in the best interests of Presidio or (ii) the negligence, dishonesty or bad faith of any agent selected by such person with reasonable care on behalf of Presidio.

         Presidio is obligated to pay Wexford annual amounts of $350,000 and $125,000 in respect of the services performed by Messrs. Jacobs and Holtz, respectively, and for its direct and indirect costs properly allocable to the performance of its duties under the Administrative Services Agreement and providing officers and directors of the Company. Such expenses include, without limitation, payroll, payroll taxes, costs of employee benefit plans approved by Presidio Management or by Presidio's board of directors, accounting fees, rent and other overhead expenses of Wexford, and any legally required severance payments to Wexford's employees (other than Messrs. Jacobs, Holtz and Maymudes). Any other bonus, severance or similar payments is subject to approval of Presidio Management or, in the case of such payments to Messrs. Jacobs, Holtz or Maymudes or if required by Presidio's organizational documents or the Presidio Management Agreement, the board of directors of Presidio.

         Indemnification Agreements and Indemnification Security Agreement.
         -----------------------------------------------------------------

         Presidio has entered into Indemnification Agreements with certain former officers and directors of Integrated and its subsidiaries (the "Qualified Indemnitees"). Pursuant to the Indemnification Agreements, Presidio assumed the obligations of Integrated to indemnify the Qualified Indemnitees pursuant to the orders of the Bankruptcy Court, Integrated's charter documents and applicable Delaware corporate law, for acts or omissions taken by such Qualified Indemnitees on or after February 13, 1990 (the date on which Integrated filed for protection under Chapter 11 of the Bankruptcy Code), provided that such obligations constitute (or would constitute) an administrative claim under
Section 507(a)(1) of the Bankruptcy Code ("Qualified Indemnity Obligations").

         Presidio's obligations under the Indemnification Agreements are unlimited and are secured by certain cash collateral and a pledge of all the outstanding shares of stock or partnership interests of Presidio's direct or indirect non-U.S. subsidiaries ("ForeignCo") pursuant to the Indemnification Security Agreement. ForeignCo is subject to various covenants which require, among other things, ForeignCo to maintain certain minimum net worth requirements for the term of the Indemnification Agreements, and which restrict, among other things, the payment of any dividends or other distributions by Presidio to its shareholders. Presidio has also agreed to certain covenants restricting, among other things, sales and other transfers of assets to its affiliates.

         Under the Indemnification Agreements and the Indemnification Security Agreement, ForeignCo must maintain assets in excess of liabilities (other than Qualified Indemnity Obligations) having a minimum fair market value (as defined therein) until November 3, 1997, of at least $20 million, and thereafter $5 million until the termination of the Indemnification Agreements.

         The Indemnification Agreements and the Indemnification Security Agreement will terminate upon the later of November 3, 1997 or the end of a consecutive nine month period (commencing no earlier than February 3, 1997 during which no claims in respect of a Qualified Indemnity Obligation or certain actions arising from the conduct of Integrated or its subsidiaries or syndicated partnerships are pending, threatened in writing or asserted).

         B&S Settlement Agreement.
         -------------------------

         Presidio entered into a Second Amended and Restated Settlement Agreement, dated as of September 29, 1994 (as amended on October 5, 1994, the "B&S Settlement Agreement") with Steinhardt Management and Beigel Schy Lasky Rifkind Goldberg & Fertik. The B&S Settlement Agreement provides for the settlement of 47 lawsuits (six class actions and 41 non-class actions) (collectively, the "B&S Actions") brought by certain limited partners of partnerships syndicated by Integrated against the partnerships, their general partners, and subsidiaries and affiliates of Integrated.

         The plaintiffs in the B&S Actions generally alleged claims of common law fraud, breach of fiduciary duty and negligent misrepresentation in connection with the syndication of the partnerships. Except as described below, the settlement of each B&S Action was consummated on or about November 2, 1994. The consideration paid to the plaintiffs in the B&S Actions primarily consisted of cash settlement payments in the aggregate amount of approximately $23.1 million on the Consummation Date. For the plaintiffs in the three actions captioned CLAYTON NEUMAN, ET AL. V. INTEGRATED RESOURCES EQUITY CORPORATION, ET AL., CLAYTON NEUMAN, ET AL. V. ARTHUR G. GOLDBERG, ET AL., and BIGBIE V. GOLDBERG, the primary consideration for settlement was Integrated's offer of the DPOs to the general partners of Partnerships obligated under Contract Rights. See "Business -- Background." In addition, promissory notes executed by certain limited partners in favor of the partnerships (and now held by Presidio) in the aggregate principal amount of approximately $1,372,000 were forgiven.

         The B&S Settlement Agreement has been consummated pursuant to its terms, except that the terms of the B&S Settlement Agreement relating to the HEP Action currently are being renegotiated. See "Legal Proceedings."

         Restrictions Under the No Action Letter.
         ----------------------------------------

         On August 5, 1994, Presidio obtained the No Action Letter from the Staff of the Division of Investment Management (the "Staff") of the Commission. The No Action Letter applies to Presidio, as well as Presidio CR Holdings, L.P. (which holds the Contract Rights) along with the direct and indirect U.S. subsidiaries of Presidio (the "DomesticCos") set up to acquire assets from Integrated. The No Action Letter provides Presidio assurances that the Staff would not recommend enforcement action to the SEC if Presidio did not register under the Investment Company Act of 1940 (the "Company Act").

         Receipt of the No Action Letter was based on and subject to the continued accuracy of various representations as well as agreements to comply with certain restrictions set forth in the letter requesting the No Action Letter, and summarized in the No Action Letter. In order to obtain the No Action Letter, the proposed managers of Presidio were also bound to comply with the restrictions. Consequently, both Presidio Management and Steinhardt Management have agreed to abide by the following restrictions:

         A. LIQUIDATION. Presidio's activities must be geared to the liquidation of its assets and the distribution of the net proceeds therefrom to holders of its shares. Presidio should (i) not identify in any communications released to its shareholders, the press and the public, as well as in any regulatory filings, that its purpose or plans consist of any activity other than liquidation and distribution of proceeds (see also item D below), and (ii) refrain from any "investment" activities which are inconsistent with this restriction (see items B and C below). Of course, orderly liquidation of assets may require (i) continuing to operate "going concern" businesses pending sale,
(ii) reorganizations and restructuring of assets to facilitate sales, (iii) securitizations to realize value; and (iv) similar actions related to the orderly liquidation of assets.

         B. NO TRADE OR BUSINESS. Presidio may not conduct a trade or business other than maintaining as a going concern each business acquired from Integrated pending sale or liquidation thereof (see items A above and D below).

         C. NO INVESTMENTS. Presidio must promptly distribute proceeds from sales of its assets, and may not make investments with such proceeds. Presidio may, however, make temporary investments in (a) money market instruments, (b) short-term government securities or (C) other investment grade short term debt securities, pending distribution of liquidation proceeds to holders of Presidio shares.

         D. NO "HOLDING OUT" AS INVESTMENT COMPANY. Presidio may not hold itself out to the public as an investment company, but rather only as a liquidating entity. Compliance with this condition requires that no communications released to shareholders, the press, the public or in regulatory filings contain statements which would characterize holding shares in Presidio as an "investment opportunity." This restriction is based on the concern that shareholders themselves, or potential transferees, would view Presidio as an "investment company" rather than a liquidating entity, which in turn might lead to interest in trading in Presidio shares.

         E. 5-YEAR TERM. Presidio must dissolve on or before November 3, 1999, unless updated "no-action" assurance is obtained from the Staff permitting a longer liquidation period.

         F. NO ACTIVE TRADING MARKET. In order to obtain the "No Action" Letter, Presidio represented to the Staff that "it is unlikely that ... trading [in Presidio shares] will be active or that a significant market will develop of holders far beyond the initial holders ..." In granting the No Action Letter, the Staff explicitly relied on this representation, which they restated as "an active trading market in the common stock of [Presidio] is unlikely to develop."

         In support of this representation, Presidio and Presidio Management agreed to restrictions on their own conduct, as follows. Neither Presidio nor Presidio Management may:

         1.       cause   Presidio's   shares  to  be  listed  on  any  national
                  securities exchange or NASDAQ;

         2.       engage the services of any market maker;

         3. facilitate the development of an active trading market in Presidio's securities, nor encourage others to do so;

         4. place any advertisements in the media promoting an investment in Presidio; or

         5. except as otherwise required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), collect or publish information about prices at which Presidio's shares may be transferred.

         Notwithstanding the foregoing restrictions, Presidio or its offshore administrator may provide information to shareholders and their representatives regarding matters legitimately related to their holdings of Presidio shares, including information about current portfolio assets and cash held by Presidio, status of transactions and securitizations of portfolio assets, timing of distributions of assets to shareholders and prospects for liquidation of portfolio assets. Shareholders may reasonably expect to obtain such information from time to time, even if the shareholder requests such information in connection with a proposed transfer of Presidio shares. This is because the scope of the No Action Letter permits, and even contemplates, a limited amount of transfers or even trading of stock of Presidio in order to accommodate liquidity needs of holders.

         G. FINANCIAL REPORTING. Presidio voluntarily agreed in the request for the No Action Letter to issue audited year-end financial statements and unaudited quarterly financial statements (all on a consolidated basis) to all shareholders of record, in each case with management's discussion and analysis thereof, regardless of whether compliance with the Exchange Act is required.

         Hemisphere Administration Agreements.
         -------------------------------------

         Presidio and two of its non-U.S. subsidiaries, Presidio GP Corp. and Presidio LP Corp. (collectively, the "BVI Group"), have each entered into
Administration Agreements (the "Hemisphere Administration Agreements") with Hemisphere, pursuant to which Hemisphere will act as the BVI Group's offshore administrator. Pursuant to the Hemisphere Administration Agreements, Hemisphere shall, among other things, (i) provide office facilities, personnel and accommodations required by the BVI Group in the Cayman Islands, (ii) communicate with shareholders and the general public on the BVI Group's behalf, (iii) maintain corporate books and records and a shareholder register, (iv) call and hold all meetings of shareholders and directors, (v) disburse all necessary payments on behalf of the BVI Group and (vi) accept subscriptions for shares and make redemptions and repurchases of shares, in each case, subject to the provisions of the Memorandum and Articles of the respective companies within the BVI Group and under the supervision of their respective directors and officers. In consideration for such services, Hemisphere receives an aggregate fee of $18,000 per annum (subject to annual review and reduction in certain circumstances) and reimbursement of its out-of-pocket expenditures. The Hemisphere Administration Agreements are effective for successive one-year terms unless and until terminated by either party on 30 days' written notice to the other party, or upon written notice of the occurrence of any breach and a failure to cure such breach within 10 days thereafter.

Competition

         The Company is subject to substantial competition in each of its lines of business and in each such line competes with others having substantially greater financial and other resources than those available to the Company.

         Inasmuch as the Company is not presently offering new investment products, the principal competition faced by the Company is from other parties that may be selling assets similar to those held by the Company. The principal competitive factors in connection with such sales relate to matters such as the nature and quality of the assets to be disposed of, their prior performance and their future anticipated performance.

         In addition, to the extent that cash payments to the Company are dependent upon the performance of assets, the Company's results will be subject to competition from other businesses which own similar properties and compete for tenants (in the case of real property) or compete with other businesses owned by the Company.

Employees

         Presidio does not have any employees. Pursuant to the Administrative Services Agreement, Wexford provides all of the administrative personnel required by the Company (including the Company's executive officers) and the Company reimburses the expenses of Wexford.

Item 2. PROPERTIES.
        ----------

         Certain domestic subsidiaries of Presidio currently lease offices at 411 West Putnam Avenue, Greenwich, Connecticut, under a lease expiring in July 1998. The lease of office space in Greenwich is in an office building in which Charles E. Davidson, the Chairman of the Board of Presidio, and Joseph M. Jacobs, the Chief Executive Officer and President of Presidio, have an ownership interest of approximately 67%. See "Certain Relationships and Related
Transactions." The Company believes such office space is adequate for the continuing operations of such domestic subsidiaries.

Item 3. LEGAL PROCEEDINGS.
        -----------------

         Presidio and its subsidiaries are parties to various legal proceedings as successors to Integrated and its subsidiaries. The following is a description of material litigation in which the Company is involved.

THE HALLWOOD GROUP INCORPORATED V. STEINHARDT MANAGEMENT COMPANY, INC., ET AL. Presidio and two subsidiaries, Presidio LP Corp. and Presidio GP Corp. (the "Presidio Defendants"), have been named as defendants in this action which commenced in May 1995 in the United States District Court for the Southern District of New York. The complaint alleges that the Presidio Defendants are affiliates of Steinhardt Management and as such are liable for a $1.5 million fee allegedly owed the plaintiff under a written agreement between Steinhardt Management and the plaintiff. The Presidio Defendants have filed an answer, dated July 7, 1995 denying the material allegations of the complaint. Document discovery is underway, but there have not yet been any depositions taken in this case.

WEBBCO V. TELE-COMMUNICATIONS, INC., ET AL.; THE CARTER REVOCABLE TRUST V. TELE COMMUNICATIONS, INC., ET AL. IR-Daniels II and IR-Daniels III, two partnerships (the "Daniels General Partners") in which an indirect subsidiary of Presidio is the co-general partner, and Integrated Cable Corp. have been named as defendants in two Integrated Cable Corp. class action lawsuits commenced in September 1994 in the United States District Court for the District of Colorado. The complaints allege that the Daniels General Partners, which serve as managing general partners of two publicly held partnerships (the "Daniels Partnerships"), and certain affiliated entities committed violations of Sections 10(b) and 14(a) of the Exchange Act and breached their fiduciary duties to limited partners of the Daniels Partnerships in connection with the sale of the Daniels Partnerships' assets. The complaints assert that the proxy statements issued in connection with those sales contained material false or misleading information and/or failed to disclose material information and assert that certain actions taken in connection with the sales constituted breaches of fiduciary duty. The complaints seek unspecified monetary damages. The defendants filed motions to dismiss the complaint, which were denied by the District Court. The defendants intend to contest vigorously the allegations asserted against them.

MARK ERWIN, TRUSTEE, ET. AL. V. RESOURCES HIGH EQUITY, INC., ET. AL. (THE "HEP ACTION"). Resources High Equity, Inc., Resources Capital Corp. and Integrated Resources Equity Corporation, three former indirect subsidiaries of Integrated (the "HEP Subsidiaries"), together with a number of other defendants, including certain former officers of Integrated (collectively the "HEP Defendants"), have been named as defendants in this purported class action which was commenced in May 1993 in the Superior Court for the State of California for the County of Los Angeles (the "Court"). One derivative cause of action relating to assertions of breach of fiduciary duty was dismissed with prejudice in January 1995. As to the remaining claims in the HEP Action, the B&S Settlement Agreement requires the Company to relinquish their right to collect and receive future asset management fees, in exchange for an increase in their general partnership interest from five percent to twenty-five percent and the dismissal of the remaining claims with prejudice. The HEP Action was stayed while the parties renegotiated the terms of the B&S Settlement Agreement as it pertains to this action.

On July 19, 1995, the Court preliminarily approved a settlement of the HEP Action and approved the form of a notice (the "Notice") concerning such proposed settlement. In response to the Notice, approximately 4% of the limited partnership interests in the HEP Partnerships requested exclusion and 15 limited partners filed written objections to the proposed settlement. The California Department of Corporations also sent a letter to the Superior Court opposing the settlement. Five objecting limited partners, represented by two law firms, also made motions to intervene so they could participate more directly in the action. The motions to intervene were granted by the Court on September 14, 1995.

In October and  November  1995,  the  attorneys  for the  plaintiffs-intervenors
conducted  extensive  discovery.   At  the  same  time,  there  were  continuing
negotiations concerning possible revisions to the proposed settlement.

On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the Company and the HEP Partnerships, alleging, among other things, breach of fiduciary duties, breach of contract and negligence.

On or about January 31, 1996, the parties to the HEP Action agreed upon a settlement, which would be significantly more favorable to the HEP limited partners than the previously proposed settlement. (See "Description of Assets of the Company - Real Estate - HEP"). Upon effectuation of this revised Exchange, the B&S Litigation would be dismissed with prejudice.

On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Court would appoint a securities litigation expert to evaluate the settlement, and to advise the Court as to whether any changes need to be made. If final approval of the settlement is granted by the Court, The Consent Solicitation Statement concerning the settlement and the reorganization would be sent to all limited partnerships. The reorganization of the HEP Partnerships cannot be consummated unless a majority of the limited partners in the HEP Partnerships affirmatively approve the settlement.

600 GRANT STREET ASSOCIATES LIMITED PARTNERSHIP V. GENERAL ELECTRIC CAPITAL CORPORATION, ET AL. Sivram Corp. and Grant Property Corp. (the "Affiliated Defendants"), two indirect subsidiaries of Presidio, have been named as defendants in this action which was commenced in December 1994 in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint asserts three causes of action against the Affiliated Defendants for breach of contract, declaratory relief that the plaintiff has not breached its contractual obligations, and an accounting. The claim for breach of contract seeks damages in excess of $50 million as well as punitive damages. The Affiliated Defendants have filed an answer denying the material allegations of the complaint and intend to vigorously contest the allegations against them.

WRIGHT V. INTEGRATED AIRCRAFT FUND MANAGEMENT CORP., ET. AL. Integrated Aircraft Fund Management Corp., Integrated Resources Marketing, Inc., and Integrated Resources Equity Corp., three indirect subsidiaries of Presidio, have been named as defendants in this purported class action which was commenced in February 1994 in the Supreme Court of the State of New York for the County of New York. The first amended complaint asserts causes of actions for fraud, breach of fiduciary duty and negligent misrepresentation based upon alleged material misrepresentations and omissions by the defendants in connection with the offering for sale of limited partnership units in the Aircraft Income Partners, L.P. partnership. The plaintiffs seek unspecified monetary damages, rescission and punitive damages. The defendants have filed a motion seeking to dismiss the complaint. On October 2, 1995, the Supreme Court of the State of New York for the County of New York ordered that the motion to dismiss was granted and the amended complaint was dismissed in its entirety without leave to replead. Plaintiffs served a Notice of Appeal dated January 26, 1996, however, the defendant's counsel believe plaintiffs appeal to be untimely and intend to move to strike the Notice.

INTEGRATED RESOURCES EQUITY CORPORATION LITIGATION. Integrated Resources Equity Corporation ("IREC"), an indirect subsidiary of Presidio, has been named as a defendant or respondent in approximately 23 lawsuits and arbitration proceedings arising out of its conduct as a broker-dealer in securities. Integrated Resources Marketing Corporation ("IRMI"), another indirect subsidiary of Presidio, has also been named as a defendant or a respondent in several of these actions. The majority of these lawsuits seek damages for former customers of IREC arising out of purchases or sales of securities. IREC and the other defendants in these actions are vigorously defending each of the lawsuits and arbitration proceedings.

PRESIDIO CR HOLDINGS, L.P. V. BOFORD ASSOCIATES LIMITED PARTNERSHIP ET. AL. In November 1994, Integrated filed a complaint in the United States Bankruptcy Court for the Southern District of New York against 20 partnerships and all unknown interested parties. The named partnership defendants are parties to agreements pursuant to which certain Contract Rights (representing approximately 18% of the aggregate Contract Rights, based on scheduled Primary Term Payments) were granted to former subsidiaries of Integrated (which were subsequently merged into Integrated). The complaint alleged that documentation underlying the Contract Rights has been lost or misplaced and sought a declaratory judgment that the Contract Rights are held and owned by Integrated. As the successor in interest under the Plan, Presidio CR Holdings, L.P., whose general and limited partners are wholly-owned subsidiaries of Presidio, filed an amended complaint to make it clear that the declaratory judgment relates solely to the ownership of the Contract Rights prior to the Consummation Date. On October 10, 1995 Presidio CR Holdings, L.P. obtained a judgement that such Contract Rights were property of Integrated's estate as of the Consummation Date.

ISRAEL AIRCRAFT INDUSTRIES V. INTEGRATED AIRCRAFT CORP. On or about December 14, 1995, a complaint was filed by Israel Aircraft Industries LTD (Bedek Aviation Division) ("IAI"), in the Ontario Court (General Division) in the Province of Ontario, City of Toronto (the "Ontario Action"). The Ontario Action named as defendants Integrated Aircraft Corp. ("IAC") (a wholly-owned subsidiary of Presidio Equipment Leasing), Jetall Airways, Inc ("Jetall"), Jetall Holding Corp. and Arie Tall. IAC is the lessor of a Boeing 737-200 aircraft (the "Aircraft") leased to Jetall pursuant to a lease agreement dated August 6, 1993 (the "Lease"). Pursuant to a letter agreement dated August 11, 1993, IAC agreed with IAI to provide Jetall with up to $850,000 of rental credits owing to IAC under the Lease in order to induce IAI to perform certain work on the Aircraft. The complaint alleged, among other things, that IAC and Jetall conspired and illegally agreed to interfere with the contractual relationships existing with IAI and that IAC induced Jetall to breach its agreement with IAI. The complaint seeks US$386,500 for breach of agreement and exemplary damages in the amount of $1 million, plus interest. IAC's counsel has filed a motion to dismiss the action based on lack of jurisdiction, inconvenient form and failure to state a claim.

BENTLEY KING ASSOCIATES V. FILLMORE CENTER PROJECTS CORP. ET. AL. On December 12, 1995, Bentley King Associates ("BKA") filed suit against Fillmore Center Project Corp. ("FCPC"), Presidio Fillmore Corp., Presidio and Citicorp Real Estate, Inc. and several of its participant banks ("CREI") alleging various causes of action relating to a consulting agreement between BKA and FCPC. The claims asserted are for breach of contract, breach of fiduciary duties, fraud, interference with contractual and prospectus advantage, breach of the covenant of good faith dealing, negligence, negligent misrepresentation and fraudulent conveyance. BKA alleges that the defendants conspired in order to avoid having to pay BKA (1) a percentage of lawsuit proceeds stemming from defective construction of its apartment/retail complex, and (2) a percentage of the proceeds from the sale of that complex. As of March 1, 1996, neither Presidio Fillmore Corp. nor Presidio had been served. Accordingly, neither has made an appearance in BKA's lawsuit. If served, both Presidio Fillmore Corp. and Presidio intend to vigorously defend BKA's lawsuit.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
        --------------------------------------------------------------------

         There is no existing market for Presidio's Class A Shares and an active trading market is unlikely to develop. In connection with the No-Action Letter, Presidio represented that neither it nor its managers will (i) cause the Class A Shares to be listed on any national securities exchange or NASDAQ, (ii) engage the services of any market maker, facilitate the development of an active trading market or encourage others to do so, (iii) place any advertisements in the media promoting investment in the Class A Shares, or (iv) collect or publish information regarding the price at which Class A Shares may be transferred.

         CONVERSION OF CLASS B SHARES. The 1,200,000 Class B Shares held by IR Partners are convertible in certain circumstances into an equivalent number of Class A Shares which are reserved for such conversion. The Class B Shares will automatically convert into a like number of Class A Shares upon the earlier of
(i) the first anniversary of the termination of each of the Management Agreements, (ii) the 90th day (or, if earlier, the date of the annual meeting) following the date upon which more than 80% of Presidio's outstanding common stock is held by three or fewer entities (counting entities under common control or managed by a common adviser as a single entity) or (iii) if Steinhardt Management and all of its affiliates (including any funds under their management) beneficially own in the aggregate less than 5% of the Company's outstanding shares. In addition, in the event a holder of Class B shares transfers or disposes of any such shares by operation of law or following termination of the Management Agreements and the transferee is not an affiliate of the transferor or of Steinhardt Management, such transferred shares shall automatically be converted into a like number of Class A Shares.

         RESTRICTIONS ON TRANSFERS OF CLASS B SHARES. Until November 3, 1997, the Class B Shares are nontransferable except (i) transfers by operation of law,
(ii) transfers to an affiliate of the holder thereof, (iii) following the termination of each of the Management Agreement or (iv) pursuant to liquidating distributions to such holder's shareholders or partners. The Memorandum and Articles of Association impose no such restrictions on the transferability of the Class A Shares. Otherwise no Class A Shares are subject to outstanding options, warrants or convertible securities.

         As of March 1, 1996, there were 307 holders of record of the Class A Shares.

         Presidio has paid dividends with respect to Class A Shares and Class B Shares, and expects to declare and pay dividends from time to time in the future, depending on available cash balances generated by the liquidation of the Acquired Assets. Presidio's Articles of Association provide that Presidio shall make quarterly distributions of cash to the holders of Class A and Class B Shares in certain circumstances to the extent it appears to the directors of Presidio to be justified by available cash and surplus. From November 3, 1994 through December 31, 1995, the Company has paid $85 million or $8.49 per share in dividends. Subsequent to December 31, 1995, the Company paid additional dividends of $30 million or $3 per share through March 14, 1996. Additionally, on March 27, 1996, a dividend of $32.5 million or $3.25 per share was declared to be paid on April 12, 1996 to all shareholders of record as of April 3, 1996.

         The  Indemnification   Agreements  and  the  Indemnification   Security
Agreement contains certain restrictions on Presidio's ability to pay dividends. See "Business -- Material Agreements and Instruments."

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.
        ------------------------------------

         The following table sets forth selected consolidated financial data at the end of and for the periods set forth below. The selected consolidated financial data for Integrated for the fiscal years ended December 31, 1991 and 1992 have been derived from the audited financial statements of Integrated presented in Integrated's Annual Report on Form 10-K for the fiscal year ended December 31, 1992. The selected consolidated financial data for Integrated for the nine months ended September 30, 1993 have been derived from the financial statements of Integrated audited by Deloitte & Touche LLP, independent auditors (the report for which expresses an unqualified opinion and includes an emphasis of a matter paragraph). The selected consolidated financial data of Integrated for the period ended December 31, 1993 and for the period from January 1, 1994 to November 2, 1994 have been derived from Integrated's statements of net assets in liquidation audited by Deloitte & Touche LLP (the report for which expresses an unqualified opinion and includes an emphasis of a matter paragraph).

         Presidio's selected consolidated statements of changes of net assets in liquidation for the period ended December 31, 1994 and the year ended December 31, 1995 and the selected consolidated statements of net assets in liquidation at November 3, 1994, December 31, 1994, and December 31, 1995 have been derived from Presidio's consolidated financial statements audited by Deloitte & Touche (the report for which expresses an unqualified opinion and includes an emphasis of a matter paragraph).

         The financial statements of Integrated and Presidio have been prepared on the liquidation basis of accounting for all periods subsequent to October 1, 1993. The liquidation basis of accounting is appropriate when liquidation appears imminent, a company is no longer viewed as a going concern and the net realizable value of a company's assets is reasonably determinable. Under this method of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. The valuations presented in these financial statements are based on current facts and circumstances and may differ materially from amounts ultimately realized.

                                                     INTEGRATED
                                                     ----------


                                                For the period ended                        For the year ended

                                       NOV. 2,        DEC. 31,          SEP. 30,         DEC. 31,         DEC. 31,
                                          1994            1993              1993             1992             1991
                                          ----            ----              ----             ----             ----

                                              (in thousands, except per share amounts)

INCOME STATEMENT DATA:
Revenues                                     N/A           N/A         $  93,061         $124,098          $133,546
General and administrative costs             N/A           N/A            25,659           60,927            66,289
Restructuring costs and expenses             N/A           N/A            10,683           25,464            14,913
Extraordinary items                          N/A           N/A             1,568           19,562            10,350
Net income                                   N/A           N/A            38,763           23,829            15,718
Income per common share                      N/A           N/A              3.39             2.08              1.37

STATEMENT OF CHANGES IN NET ASSETS
IN LIQUIDATION DATA:

Increase (Decrease)
Adjustment for adoption of
    liquidation accounting              $      0       $   [19,207]
Net revaluation of assets and
    liabilities                                0            38,928
Adjustment of liabilities to
    estimated settlement amounts               0         1,032,210
Net change in net assets
    in liquidation                             0         1,071,138

STATEMENT OF NET ASSETS
IN LIQUIDATION DATA:
Total assets                            $992,402       $1,052,330
Total liabilities - net of
  adjustment to estimated
  settlement amounts                    $992,402       $1,052,330
Net assets in liquidation                      0                0

===================================================================================================================

                                                     PRESIDIO

                                      (in thousands of United States dollars)




                                          __________ For the period ended ___________


                                          DEC. 31, 1995                 DEC. 31, 1994                 NOV. 3, 1994
                                          -------------                 -------------                 ------------

STATEMENT OF CHANGES IN NET ASSETS
IN LIQUIDATION DATA:

Increase from revaluation of
  assets and liabilities                       $ 73,808                      $      0                     $        0
Interest income                                   7,038                             0                              0
Dividends paid/accrued                          (95,014)                            0                              0
Net change in net assets
  in liquidation                                (14,168)                            0                              0


STATEMENT OF NET ASSETS
IN LIQUIDATION DATA:

Total assets                                   $470,775                      $533,820                     $1,028,173
Total liabilities                                85,547                       134,424                        628,777
Net assets in liquidation                       385,228                       399,396                        399,396

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND LIQUIDATION ACTIVITIES.
        ------------------------------------

          The following section includes (i) a discussion and analysis of the liquidity and capital resources and liquidation activities of the Company for the year ended December 31, 1995 and for the period November 3, 1994 to December 31, 1994, and (ii) a discussion and analysis of the historical liquidity and capital resources and liquidation activities of Integrated for periods subsequent to Integrated's adoption of liquidation accounting as of October 1, 1993. A discussion and analysis of the historical results of Integrated prior to October 1, 1993 are set forth in the excerpts from Integrated's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

Liquidity and Capital Resources -- The Company

Consummation Date Activities and Organization

         The Company was organized in accordance with the Plan, which was consummated on November 3, 1994. The Plan called for the issuance of Presidio's Class A Shares to the former creditors of Integrated ("Creditors") and the issuance of Presidio's Class B Shares to IR Partners, the funder of the Plan. Creditors received a combination of cash, approximately 8.8 million Class A Shares and approximately 8.8 million shares of XRC Corp. common stock in lieu of forgiveness of approximately $1.4 billion of liabilities recorded by Integrated. IR Partners paid approximately $35.8 million on the Consummation Date and received 1.2 million Class B Shares in accordance with the provisions of the Plan. Substantially all assets and remaining liabilities of Integrated were transferred to and assumed by the Company. Additionally, certain assets and liabilities were transferred to and assumed by XRC Corp. (which serves as the nominal successor corporation to Integrated as required under bankruptcy law). The total net assets transferred to XRC Corp. were approximately $3.6 million. The Company will act as a liquidating entity and accordingly net cash will be distributed subject to restrictions imposed by various indemnification agreements and amounts not retained for working capital requirements. See "Business -- Background."

         As of the Consummation Date, the Company disbursed approximately $456 million to discharge various claims filed by Creditors. Such disbursements were made as follows:

              Class                                 Amount
              -----                                 ------
                                                (in thousands)
        Senior Claims                            $ 394,858
        General Unsecured Claims                    34,677
        Sub Debt Claims                             13,427
        Other Claims (1)                            13,215
                                                 ---------
                                                 $ 456,177 (2)
                                                 =========

         The  Company  also  reserved  $46 million  for  disputed  claims on the
Consummation Date, approximately $7 million of which remained in reserve at December 31, 1995. Such claims are currently being evaluated. As settlements are reached on these claims, cash will either be disbursed to the claimant, or released to the Company. In addition, 162,932 of the 8.8 million Class A Shares reserved for Creditors were reserved for such disputed claims on the Consummation Date. These shares will also be released upon settlement of the disputed claims. Reserved shares for disputed claims that are expunged, will be made available for sale to Creditors. During 1995, settlements were made on certain claims and 115,851 of such shares were disbursed. As of December 31, 1995, 47,081 Class A Shares remained in reserve for disputed claims.

          On the Consummation Date, the Company deposited amounts in various escrow accounts as security for indemnification of certain former officers and directors of Integrated and the Class A Directors of Presidio.

         Indemnity for the former officers and directors of Integrated is secured by $10 million in cash and all of the Company's stock and partnership interests in certain of its non-U.S. subsidiaries. The Company's non-U.S. operations must meet certain minimum net worth requirements for certain specified periods after the Consummation Date. All distributions made by the Company are limited by a requirement that the Company have sufficient net assets after distributions to discharge any pending and expected Qualified Indemnity Obligations. See "Business -- Material Agreements and Instruments -- Indemnification Agreement and Indemnification Security Agreement."

- -------------------

(1) Other claims include pre- and post-bankruptcy Administrative Claims, Priority Tax Claims and Small Claims as defined in the Plan.

(2) Amounts exclude (a) approximately $40 million disbursed to former subsidiaries of Integrated (currently subsidiaries of Presidio) in satisfaction of post-petition Administrative Intercompany Claims (as defined in the Plan) filed by them and (b) approximately $23.1 million for the settlement of the B&S Actions.

          The Plan also provided for indemnification of the Class A Directors of Presidio (the "Class A Indemnification"). This indemnification agreement was secured by a $1 million escrow deposit made on the Consummation Date. Presidio is also required to deposit the greater of $750,000, or 1% of distributions made per quarter to this escrow account for additional indemnification security. As of December 31, 1995, approximately $3 million has been deposited and will be held in escrow for a period of six years subsequent to the Consummation Date. At the end of six years any remaining Class A Indemnification funds will be returned to Presidio. All such security amounts are classified in the financial statements as restricted cash.

          On the Consummation Date, the Company disbursed approximately $23.1 million as settlement of the B&S Actions pursuant to the B&S Settlement Agreement. Under the B&S Settlement Agreement, Presidio remains obligated with respect to certain claims and costs in amounts which are not material in the aggregate. See "Business -- Material Agreements and Instruments -- B&S Settlement Agreement."

Current Liquidity

          The Company is currently liquidating its assets pursuant to the Plan. The liquidation basis of accounting has been adopted and, as such, comparisons of results of operations to prior periods are not meaningful. The Consolidated Statements of Net Assets in Liquidation of Presidio filed herewith reflect the net realizable value of assets, estimated costs of liquidation through the end of the process and estimated costs relating to the settlement of certain disputed claims.

          The Company has accrued a liability of approximately $64 million and $113 million as of December 31, 1995 and 1994, respectively, in anticipation of costs needed to liquidate the entire portfolio of assets, including expected liabilities for the settlement of remaining bankruptcy claims. The actual costs may be higher or lower depending on a number of factors including but not limited to the amount of time necessary to dispose of the remaining assets, as well as current and future market conditions.

          Presidio's ability to make distributions to shareholders remains limited in accordance with the terms of the indemnification obligations of the former officers and directors of Integrated and its subsidiaries. Presidio has no basis for believing that any of those indemnification obligations will be material, however, pursuant to the terms of such agreements, Presidio is required to notify beneficiaries thereunder of dividends and certain other transfers of cash made by subsidiaries of Presidio to Presidio and to retain the value of certain collateral granted as security for such indemnification obligations. Although such restrictions may impede the timing of distributions to Presidio shareholders, Presidio does not anticipate that those restrictions will materially impair its liquidity. Presidio made $85 million of distributions to shareholders during 1995 for which notice to the beneficiaries of the Indemnification Agreements was provided. Such distributions were not challenged by the beneficiaries.

         In accordance with restrictions under the No Action Letter, Presidio has only made temporary investments in money market instruments, short-term government securities or other investment grade short-term debt securities. Because of the liquid nature of such investments, compliance with the No Action Letter would generally be expected to increase liquidity.

         As of December 31, 1995, Presidio had restricted cash of $22 million, primarily comprised of reserves for disputed bankruptcy claims of $7 million and deposits for escrow accounts as security for indemnification of certain former officers and directors of Integrated and the Class A directors of Presidio of $14 million.

         The Company's primary objective is to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets. Although the Company considers its assumptions and estimates as to the values and timing of such liquidations to be reasonable, the period of time to liquidate the assets and distribute the proceeds of such assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. Cash and cash equivalents decreased by $53 million during the year ended December 31, 1995 primarily due to dividends paid during the year. The components of the change in cash and cash equivalents, are as follows:

                                                                   (Millions)
                                                                   Year Ended
                                                                December 31, 1995
                                                                -----------------
Cash Inflows
Operating cash receipts                                             $   88.6
Interest income                                                          7.0
                                                                    --------
   Total Cash Inflows                                                   95.6
                                                                    --------
Cash Outflows
Dividends paid                                                          85.0
Bankruptcy claims paid                                                  21.6
Steinhardt Management Co., Inc. expense reimbursement                    2.1
Legal, accounting and consulting fees                                    9.2
Legal and other expenses - Contract Rights                              14.5
Miscellaneous general and administrative costs                          16.5
                                                                    --------
    Total Cash Outflows                                                148.9
                                                                    --------
(Decrease) in cash and cash equivalents                                (53.3)
                                                                    --------
Cash and cash equivalents, beginning of period                         173.9
                                                                    --------
Cash and cash equivalents, end of period                            $  120.6
                                                                    ========

         Presidio believes that cash on hand, revenues generated from interests in businesses that continue to operate and the proceeds from sales of businesses and other assets will be sufficient to support Presidio's operations and to pay its obligations as they become due.

         Dividends of $10 million ($1.00 per share) and $20 million ($2.00 per share) were paid on January 12, 1996 and February 9, 1996, respectively. On March 27, 1996, the Company declared a cash dividend of $3.25 per share or $32.5 million, payable on April 12, 1996, to all shareholders of record as of April 3, 1996.

Liquidation Activities -- The Company

1995
- ----
         The Company seeks to balance the goals of liquidating the Acquired Assets in the quickest time period possible and realizing maximum values for such assets. Although the Company considers its assumptions and estimates as to costs and timing of such liquidation to be reasonable, the period of time to liquidate the Acquired Assets and distribute the proceeds of such assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. The Acquired Assets are reflected in the financial statements filed herewith at their net realizable value based on the Company's planned disposition strategies.

Contract Rights

         In October 1995, certain of the Company's subsidiaries modified the contract right obligations pursuant to the Agreement to Modify certain of the
Contract Right Agreements, dated as of September 29, 1994 (collectively the "Modification"). Among other things, the Modification provided for (i) the restatement of the Contract Rights as promissory notes in order to better evidence the existing Contract Right obligations and provide a more definite payment schedule, (ii) the delivery of subordinate mortgages or negative pledges in order to secure the Partnerships' obligations under such negotiable promissory notes, (iii) the creation of a paying agency arrangement (the paying agent agreement was executed with Bankers Trust Company) in order to collect monies payable under leases in excess of amounts required to service existing first mortgage indebtedness, and (iv) the delivery of certain estoppels and other certificates by the Partnerships and various tenants, superior mortgagees and ground lessors in order to provide the Company with more detailed information regarding the Partnership, the tenant, the property and existing operating leases. The Modification made the Contract Rights a more readily saleable/financeable instrument.

         On March 28, 1996 (the "Closing Date"), the Company and certain of its subsidiaries sold 117 of its 123 Contract Rights in a private securitization transaction. Net proceeds realized by the Company after securitization and related hedge position costs and reserves to be held for more than 90 days relating to the securitization were approximately $205 million. After completion of the securitization there are six Contract Rights remaining which the Company estimates have an approximate net realizable value of $38 million.

         The securitization certificates that were sold are secured by substantially all of the payment stream from the primary term of the related Contract Rights. The certificates sold in the securitization are not backed by the Company. Most of the remaining payment stream, which is effectively subordinated to the certificates sold in the securitization, will be used to make payment to the holder of another certificate, 99% of which was sold to a newly formed company, T-Two Holding, LLC (the "LLC"), an entity owned by certain affiliates of Presidio (the "Affiliates"). These Affiliates are controlled by Charles Davidson and Joseph Jacobs, respectively, the Chairman of the Board and the President of Presidio. On the Closing Date Presidio made a $31.5 million recourse loan to the Affiliates; the proceeds of which were used to purchase the Affiliates interests in the LLC. The LLC will conduct a rights offering directed to the Company's shareholders as soon as practicable, which the Company believes may not occur until early 1997, enabling the Company's shareholders to acquire all of the LLC.

         For the year ended December 31, 1995, 13 tenants purchased their leased property from the Company as permitted under the terms of their leases for $15.4 million. During the year, the Company received $900,000 as scheduled payments on Contract Rights and two tenants who had been leasing property from the Company prepaid $2.1 million as final payments on an existing Contract Right.

         In May 1995, Presidio entered into a series of interest rate hedges (the "Hedges") through the short sales of ten-year U.S. government treasury notes (the "Notes") maturing in February and March 2005. These Notes had an aggregate notional value of $225 million, and were designed to reduce the impact of interest rate fluctuations on the projected proceeds from future Contract Right transactions. At December 31, 1995, the Company had unrealized losses of approximately $14.7 million on this position. During the first quarter of 1996, amid increases in prevailing interest rates, this loss decreased substantially. In March, 1996 the Company settled its position with regard to the Hedges, realizing a loss of $2.6 million.

HEP Partnerships

         The Company has reached a preliminary settlement in connection with a class action lawsuit against among others, indirect subsidiaries of Presidio that served as general partners of, or were otherwise alleged to be involved in the offering of limited partnership interests in, three public real estate partnerships. The settlement involves the reorganization of these partnerships into a real estate investment trust. The facts and circumstances surrounding existing litigation, as well as the proposed settlement are more fully described in Item 3 "Legal Proceedings".

Equipment Leasing

         During 1995, the Company increased its estimated net realizable value on its Equipment Leasing interests by $7 million. This increase is primarily due to (i) the Company's decision to manage its Equipment Leasing programs through respective dissolution instead of selling them in order to maximize future cash flow and (ii) the successful elimination and/or reduction of many contingencies associated with its aircraft portfolio, including the mitigation of certain return condition obligations under existing leases.

         In March 1995, the Company entered into a management and administrative services agreement with Fieldstone Private Capital Group L.P. ("Fieldstone") for the purposes of managing Presidio's interests in certain equipment leasing related subsidiaries, for which $1,045,000 has been paid during the year ended December 31, 1995.

Operating Businesses

         The Company, through an indirect wholly-owned subsidiary, owned a general partnership interest in the general partner of Majco Building Specialties, L.P. ("Majco"). On September 29, 1995, Majco consummated the sale of substantially all of its assets for a gross sale price of $66.6 million inclusive of $3.3 million which was paid into escrow. The Company's allocable share from this sale was approximately $12 million (exclusive of any amounts from escrow) from its interest in Majco. The Company had valued this asset at $8 million at December 31, 1994. In addition, approximately $3 million of the gross sales price is being held in escrow through December 1997, of which the Company's allocable share is approximately $2 million.

         Presidio owned a deferred fee receivable from Rotor Tool, L.P., the manufacturer of a comprehensive line of high quality semi-customized portable pneumatic assembly and other tools. In December 1995, Rotor Tool, L.P. consummated the sale of 100% of all its common stock interests in Rotor Tool Company. As a result, Presidio received approximately $3.55 million on the deferred fee due from the partnership.

Other

         In December 1995, a subsidiary of the Company received approximately $1.1 million as a brokerage commission on a sale of assets of a partnership owning a health care facility in which the Company served as a general partner of the general partner. Presidio had not previously recorded a value for this asset at December 31, 1994.

         During the fourth quarter of 1995, Presidio sold approximately 279,000 shares of stock in a publicly traded company engaged in the mortgage banking business for an average price of $21.53 per share, realizing proceeds of approximately $6 million on the transactions. Presidio had valued this asset at $2 million at December 31, 1994.

         During the third quarter a third party note receivable relating to a property sold by Integrated in April 1993 was prepaid. The Company received proceeds of $3.6 million, equal to the estimated net realizable value.

         During the second quarter, the Company sold a first mortgage note and assigned its interests in a wrap around mortgage, in two separate transactions, from which the aggregate proceeds were $500,000, and which resulted in the release of non-recourse indebtedness obligations and notes and other receivables of approximately $353.9 million.

         As part of the Company's ongoing review of the claims against Integrated, the Company recorded a $6.5 million reduction in its debt during the second quarter of 1995.

1994
- ----
         During the period from November 3, 1994 through December 31, 1994 there were no material dispositions of assets, except that (a) in November 1994 ACT 4 and ACT 5, partnerships in which indirect subsidiaries of Presidio own co-general partnership interests, entered into a contract for the sale of certain assets in cable television partnerships and (b) in December 1994, Presidio disposed of rights to receive 56% of all payments relating to a Contract Right in settlement of the claims of certain creditors.

Liquidity and Capital Resources -- Integrated

         On February 13, 1990, Integrated filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Subsequent to that date, Integrated continued to effect changes in its business, reducing its overhead and disposing of its assets in an attempt to accumulate a pool of cash to distribute to its creditors, pursuant to a plan of reorganization. Under this scenario, Integrated operated under the assumption that it would continue as a going concern.

         Effective October 1, 1993, Integrated adopted the liquidation basis of accounting. This basis of accounting is to be adopted when liquidation appears imminent. As a result of this change, Integrated revalued its assets and liabilities to their net realizable values. The net adjustment to assets and liabilities was $39 million, which is reflected in Integrated's Consolidated Statement of Changes in Net Assets in Liquidation for the period ended December 31, 1993.

         As of November 2, 1994, Integrated had approximately $620 million in cash and short-term investments, substantially all of which were distributed to Integrated's creditors or to the Company in accordance with the Plan.

Liquidation Activities -- Integrated

         During the period January 1, 1994 through November 2, 1994, Integrated sold certain interests in various cable companies for approximately $12.6 million. Additionally, Integrated also disposed of various other investment program interests for approximately $7.7 million.

         Due to the absence of required approvals to assignments, certain assets and properties remain with Integrated subsequent to the Consummation Date. Presidio controls such assets and properties and is entitled to the proceeds from any dispositions thereof. The assets and properties remaining with Integrated include stock in a corporation which owns an apartment complex and stock in NAMCO. See "Business -- Description of Assets of the Company."

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
         ------------------------------------------

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Financial Statements - Presidio Capital Corp. and Subsidiaries (Liquidation
Basis)

Independent Auditors' Report

Consolidated Statements of Net Assets in Liquidation at December 31, 1995 and 1994 and November 3, 1994 (Consummation Date)

Consolidated Statements of Changes in Net Assets in Liquidation for the Year Ended December 31, 1995 and for the period November 3, 1994 (Consummation Date) through December 31, 1994

Notes to Consolidated Financial Statements

Financial Statements - Integrated Resources, Inc. and Subsidiaries (Liquidation Basis)

Independent Auditors' Report

Consolidated Statement of Net Assets in Liquidation at December 31, 1993

Consolidated Statements of Changes in Net Assets in Liquidation for the periods January 1, 1994 through November 2, 1994 and October 1, 1993 through December 31, 1993

Notes to Consolidated Financial Statements

Financial Statements - Integrated Resources, Inc. and Subsidiaries (Going Concern Basis)

Independent Auditors' Report

Consolidated Statement of Operations for the Nine-Month Period
Ended September 30, 1993

Consolidated Statement of Cash Flows for the Nine-Month Period Ended September 30, 1993

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Presidio Capital Corp:

We have audited the accompanying consolidated statements of net assets in liquidation of Presidio Capital Corp. and subsidiaries (the "Company") at December 31, 1995 and 1994 and November 3, 1994 (Consummation Date) and the related consolidated statements of changes in net assets in liquidation for the year ended December 31, 1995 and for the period November 3, 1994 (Consummation
Date) through December 31, 1994 (all expressed in thousands of United States dollars). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company at December 31, 1995 and 1994 and November 3, 1994 (Consummation Date) and the changes in its net assets in liquidation for the year ended December 31, 1995 and for the period November 3, 1994 (Consummation Date) through December 31, 1994 in conformity with accounting principles generally accepted in the United States of America on the basis described in the preceding paragraph.

As discussed in Note 1 to the consolidated financial statements, the Company was formed in accordance with the Sixth Amended Plan of Reorganization confirmed by the United States Bankruptcy Court for the purpose of purchasing substantially all of the assets of Integrated Resources, Inc. and liquidating and distributing capital to the Company's shareholders. The Company adopted the liquidation basis of accounting effective November 3, 1994 (Consummation Date) and the consolidated financial statements reflect assets at estimated net realizable amounts and liabilities at anticipated settlement amounts.

As emphasized in Notes 1 and 12 to the consolidated financial statements, the Company determined the amounts realizable from the disposition of the remaining assets, the amounts of certain liabilities, and the outcome of litigation using various assumptions about future events.

Deloitte & Touche





April 9, 1996
Grand Cayman, Cayman Islands

                              PRESIDIO CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                         (Expressed in thousands of United States dollars)


                                                                                         November 3,
                                                                                           1994
                                                    December 31,      December 31,     (Consummation
                                                        1995              1994              Date)
                                                    ------------      ------------      -------------
Assets:

Cash and cash equivalents  (including
  restricted cash of $21,603 and $42,176 at
  December 31, 1995 and 1994,
  respectively) .............................        $  120,613        $  173,944        $  656,826
Investments .................................            32,769            50,546            50,546
Contract rights .............................           235,681           215,000           215,000
Notes and other receivables (net of
  non-recourse indebtedness of $17,599 and
  $372,204 at December 31, 1995 and 1994,
  respectively) .............................            76,193            89,683           101,154
Other assets ................................             5,519             4,647             4,647
                                                     ----------        ----------        ----------
                Total assets ................        $  470,775        $  533,820        $1,028,173
                                                     ----------        ----------        ----------
Liabilities:

Debt ........................................        $    4,895        $   11,381        $   11,381
Dividends payable ...........................            10,014              --                --
Estimated costs of liquidation ..............            64,638           113,043           607,396
Estimated tax liability .....................             6,000            10,000            10,000
                                                     ----------        ----------        ----------
                Total liabilities ...........            85,547           134,424           628,777
                                                     ----------        ----------        ----------
                    Net Assets in Liquidation        $  385,228        $  399,396        $  399,396
                                                     ==========        ==========        ==========





                           See notes to consolidated financial statements

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                (Expressed in thousands of United States dollars)



                                                                      November 3,
                                                                         1994
                                                                  (Consummation Date)
                                                    Year Ended          through
                                                December 31, 1995  December 31, 1994
                                                -----------------  -----------------
Net Assets in Liquidation,
  beginning of period .....................         $ 399,396          $ 399,396

Dividends .................................           (95,014)              --

Increase from revaluation of
  assets and liabilities ..................            73,808               --

Interest income ...........................             7,038               --
                                                    ---------          ---------

Net change in net assets
  in liquidation ..........................           (14,168)              --

Net Assets in Liquidation,
  end of period ...........................         $ 385,228          $ 399,396
                                                    =========          =========









                 See notes to consolidated financial statements

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------------

Presidio Capital Corp. ("Presidio" and, collectively with its subsidiaries, the "Company") was organized on August 29, 1994, in the British Virgin Islands under the International Business Companies Act (Cap. 291), to purchase, directly or through its subsidiaries, substantially all of the assets of Integrated Resources, Inc. ("Integrated") for the purpose of liquidation and distribution of capital to shareholders. The Company was formed in accordance with the Sixth Amended Plan of Reorganization Submitted by the Official Committee of Subordinated Bondholders and the Steinhardt Group, (the "Plan") confirmed by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") by order dated August 8, 1994. The Plan was officially consummated on November 3, 1994 (the "Consummation Date").

The Plan gave creditors of Integrated the right to receive 88% of Presidio's Class A shares in lieu of all or part of their cash distribution as defined in the Plan. The remaining 12% of stock was issued to and purchased by IR Partners, a general partnership among Steinhardt Management Company Inc., ("Steinhardt") certain of its affiliates and an affiliate of Charles E. Davidson, the principal of Presidio Management Company, LLC ("Presidio Management") and Chairman of the Board of the Company and Joseph M. Jacobs, the Chief Executive Officer and President of the Company, for approximately $36 million, under the terms of the Asset Purchase Agreement. In addition to the issuance of Class A shares, subsequent to the Consummation Date, Presidio disbursed approximately $456 million to the former creditors in satisfaction of bankruptcy claims against Integrated.

The Company is co-managed by Presidio Management and Steinhardt, who direct on a discretionary basis, the disposition, liquidation and sale of the Company's assets. The administration of these liquidating responsibilities is performed by Wexford Management LLC ("Wexford"). Upon consummation of the Plan, Presidio entered into an Administration Services Agreement with Concurrency Management Corp. ("Concurrency"). Effective January 1, 1996, Wexford Management Corp. previously Concurrency assigned this agreement to Wexford. Wexford is principally responsible for the implementation of the day to day operations as well as the liquidation of the Company. A fixed annual fee is paid to each of the co-managers.

Liquidation Basis

As a result of the  consummation  of the  Plan,  the  Company  has  adopted  the liquidation basis of accounting. The liquidation basis of accounting is appropriate when liquidation appears imminent and the Company is no longer viewed as a going concern. Under this method of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The valuations presented in these financial statements are presented in U.S. dollars under U.S. Generally Accepted Accounting Principles.

The valuation of assets and liabilities requires many estimates and assumptions, and there are substantial uncertainties in implementing the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, among others, the actual market prices of any assets distributed in kind, the proceeds from the sale of any of the Company's assets and the actual timing of distributions.

The valuations presented in the accompanying Statements of Net Assets in Liquidation represent estimates, based on current facts and circumstances, of the estimated net realizable value of assets and estimated costs of implementation of the Plan. The net values ultimately realized could be higher or lower than the amounts recorded.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit and all instruments (including commercial paper, treasury bills and repurchase agreements) with original maturities of three months or less. Restricted cash represents cash held in escrow as security under various officer and director indemnification agreements, and cash reserved for the payment of certain bankruptcy related claims.

Investments

Investments in corporate equity securities and interests in limited partnerships are valued at their estimated net realizable value.

Non-Recourse Indebtedness

Non-recourse indebtedness represents obligations on wraparound mortgages of certain real estate subsidiaries. These obligations are collateralized by first liens on commercial real estate properties owned by limited partnerships and are recorded net of related receivables.

Estimated Costs of Liquidation

The estimated costs of liquidation represent the estimated costs of operating the Company through its expected termination. These costs include management fees, estimated reimbursable expenses, the fees of outside professionals, estimated liabilities for the settlement of remaining bankruptcy claims and other costs, and are based on various assumptions. The estimated costs of liquidation assume liquidation within three to five years from the Consummation Date, in accordance with the provisions of the Plan. Actual total costs of liquidation are likely to differ from estimated costs and these differences may be material.

Income Taxes

Income taxes include taxes that will be payable on account of and upon sale or disposition of interests in operating businesses, real estate or other assets.

Net Realizable Value

In determining the net realizable values of the assets, the Company considered each asset's ability to generate future cash flow, offers received from third parties, if any, and other general market information. Such information was considered in conjunction with the Company's plan for its disposition of assets. Computations of net realizable value necessitate the use of assumptions and estimates. Future events, including economic conditions that relate to real estate markets in general, may differ from those assumed or estimated in the computations. As a result, the amounts ultimately realized may materially differ from those currently reflected in these financial statements.

Consolidation

The consolidated financial statements include the accounts of Presidio and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - INVESTMENTS
- --------------------

Investments held by the Company consist of:

                                                       December 31,    December 31,
                                                           1995           1994
                                                       ------------    ------------
Equity securities ..............................         $ 1,630         $ 3,709
Interests in limited partnerships ..............          31,139          46,837
                                                         -------         -------
                                                         $32,769         $50,546
                                                         =======         =======

Investments in equity securities at December 31, 1995 include equity interests in a privately held company which was valued at its estimated net realizable value. The December 31, 1994 amount includes both equity investments in a privately held company and a publicly traded corporation. During 1995 the publicly traded stock was sold on the open market for approximately $6 million. These securities were valued at approximately $2 million at December 31, 1994.

Interests  in limited  partnerships  include  general  and  limited  partnership interests in both public and privately held partnerships which invested in leveraged and unleveraged real estate and various operating businesses. (See
Note 12 - Litigation). The net realizable value of these interests was based on recent offers received from third parties, expected management fees and distributions through estimated dates of disposal and/or expected net liquidation proceeds to be realized upon dissolution of these partnership interests.

The Company, through an indirect wholly-owned subsidiary, held a general partnership interest in the general partner of Majco Building Specialities, L.P. ("Majco"). On September 29, 1995, Majco consummated the sale of substantially all of its assets for a gross sale price of $66.6 million inclusive of $3.3 million which was paid into escrow. The Company's allocable distribution from this sale was approximately $12 million (exclusive of any amounts from escrow) for which the Company realized after tax proceeds of approximately $10 million from its interest in Majco. In addition approximately $3 million of the gross sales price is being held in escrow through December 1997, of which the Company's allocable share is approximately $2 million.

NOTE 3 - CONTRACT RIGHTS
- ------------------------

Presidio, through two wholly-owned non-U.S. subsidiaries, is entitled to (i) certain compensation representing deferred acquisition fees plus interest in connection with Integrated's organization, from 1978 to 1985, of privately offered net lease partnerships (the "Partnerships") and (ii) payment for providing the Partnerships with the opportunity to purchase certain properties. Such Partnerships invested in commercial real estate leased primarily to investment grade tenants under non-cancelable, long term, triple net leases that generally provided for 25 year primary terms, with options to renew granted to the tenant for additional terms of up to 30 years.

In May 1995, Presidio entered into a series of interest rate hedges (the "Hedges") through the short sales of ten-year U.S. government treasury notes (the "Notes") maturing in February and March 2005. These Notes had an aggregate notional value of $225 million, and are designed to reduce the impact of interest rate fluctuations on the projected proceeds from future Contract Right transactions. At December 31, 1995, based on the current market value of the position, the Company had deferred unrealized losses of $14.7 million.

RECENT DEVELOPMENT - During the first quarter of 1996, amid increases in prevailing interest rates, this loss decreased substantially. In March 1996 the Company settled its position with regards to the Hedge realizing a loss of $2.6 million.

On March 28, 1996 (the "Closing Date"), the Company and certain of its subsidiaries sold 117 of its 123 Contract Rights in a private securitization transaction. After completion of the securitization there are six Contract Rights remaining, which the Company estimates have an approximate net realizable value of $38 million.

The securitization certificates that were sold are secured by substantially all of the payment stream from the primary term of the related Contract Rights. The certificates sold in the securitization are not backed by the Company. Most of the remaining payment stream, which is effectively subordinated to the certificates sold in the securitization, will be used to make payment to the holder of another certificate, (the "T-Two Holder") 99% of which was sold to a newly formed company, T-Two Holding, LLC (the "LLC"), an entity owned by certain affiliates of Presdio (the "Affiliates"). These Affiliates are controlled by the Chairman of the Board and the President of Presidio. On the Closing Date Presidio made a $31.5 million recourse loan to the Affiliates; the proceeds of which were used to purchase the Affiliates interests in the LLC. The LLC will conduct a rights offering directed to the Company's shareholders as soon as practicable, which the Company believes may not occur until early 1997, enabling the Company's shareholders to acquire all of the LLC.

The  following  reconciles   securitization  proceeds,  and  related  costs  and
commissions to the recorded value at December 31, 1995:

         Gross proceeds from securitization                            $233,030
         Reserves transferred to the T-Two Holder                       (23,043)
         Net commissions paid at closing                                 (3,487)
         Contract Rights not sold                                        38,000
         Reserves to be returned to Company within 90 days                9,415
         Legal, professional and other closing costs *                  (15,621)
         Loss on Hedges                                                  (2,613)
                                                                       --------
         Estimated net realizable value - December 31, 1995            $235,681
                                                                       ========

* Includes all costs incurred subsequent to December 31, 1995 through the Closing Date.

NOTE 4 - NOTES AND OTHER RECEIVABLES
- ------------------------------------

Notes and other receivables primarily consist of deferred payment arrangements on assets previously liquidated by Integrated and economic interests of equipment leasing subsidiaries (including management fees receivable). The Company has recorded liquidation values on deferred payment arrangements based on estimated recoverable cash flows based on the specific liquidation strategy for each asset. The receivables relating to the equipment leasing subsidiaries are based primarily on scheduled lease payments as well as recurring quarterly distributions and fees received from partnerships originally sponsored by Integrated.

                                                    December 31,     December 31,
                                                        1995             1994
                                                    ------------     ------------
Receivable from TSA Note (a) ...................      $  29,030       $  26,469
Notes and other receivables (b) ................         38,764          54,276
Receivable from sale of life insurance
  operations ...................................          7,499           8,235
Other (c) ......................................         18,499         372,907
                                                      ---------       ---------
                                                         93,792         461,887
Less non-recourse indebtedness (c) .............        (17,599)       (372,204)
                                                      ---------       ---------

                                                      $  76,193       $  89,683
                                                      =========       =========

(a) Represents the value of a receivable relating to deferred cash proceeds from the sale of Integrated's tax shelter annuity business through December 31, 2000. The components of the change in the net realizable value from December 31, 1994 to December 31, 1995 are as follows:

                      December 31, 1994                       $26,469
                      Cash proceeds received                   (7,709)
                      Asset revaluation                        10,270
                                                              -------
                      December 31, 1995                       $29,030
                                                              =======

The net realizable value of these deferred cash proceeds have been increased by $10.3 million, based on recent independent third party appraisals received by the Company.

(b) Includes receivables of the Company's equipment leasing subsidiaries of approximately $23 and $29 million at December 31, 1995 and 1994, respectively.

(c) Includes wraparound mortgages due from certain limited partnerships with interest at 7% to 14.55% and due in installments through 2014, which are collateralized principally by second liens on commercial real estate properties owned by limited partnerships. The unamortized principal amount of such mortgages receivable, including accrued interest, exceeds the corresponding unamortized amount of the underlying mortgages payable (non-recourse indebtedness of $17.6 million).

         During the second quarter, the Company sold a first mortgage note and assigned its interest in a wrap around mortgage in two separate transactions aggregating $500 thousand. As a result of these transactions, the Company was released of non-recourse indebtedness obligations of approximately $353.9 million.


NOTE 5 - ESTIMATED COSTS OF LIQUIDATION
- ---------------------------------------

The estimated costs of liquidation include current accounts payable, obligations under disputed bankruptcy claims, obligations of the Company and the estimated future costs to liquidate the Company pursuant to the Plan.

Estimated costs of liquidation include the following:

                                                       December 31,   December 31,
                                                           1995           1994
                                                       ------------   ------------
Reserve for disputed claims ......................       $  7,000       $ 31,026
Estimated general and administrative
     costs .......................................         46,323         74,266
Other ............................................         11,315          7,751
                                                         --------       --------
                                                         $ 64,638       $113,043
                                                         ========       ========

Pursuant to the consummation of the Plan, certain amounts were reserved for claims filed by creditors of Integrated, which, due to either the nature of the claim or the amount requested, had not yet been resolved. Reserves for the maximum amounts under the provisions of the Plan were recorded. As settlements are reached on these claims, cash is either disbursed to the claimant, or released to the Company. As of December 31, 1995, approximately $7 million remained in reserve for disputed claims.

Estimated general and administrative costs are based upon current facts and circumstances, and has decreased from the prior year primarily due to payments made in 1995.

A summary of the changes in estimated costs of liquidation are as follows:

     Balance - November 3, 1994                                       $ 607,396
     Amounts paid for bankruptcy claims,
         settlements, administration and operations  (A)               (494,353)
                                                                      ---------

     Balance - December 31, 1994  (B)                                   113,043
                                                                      ---------

     Amounts paid for bankruptcy claims,
         settlements, administration and operations (C)                 (45,826)
     Adjustments to estimated costs of liquidation                       (2,579)
                                                                      ---------

     Balance - December 31, 1995 (B)                                  $  64,638
                                                                      =========

(A) Includes payments on allowed and disputed bankruptcy claims filed against Integrated of approximately $447 million and $9 million, respectively.

(B) The estimated costs of liquidation may be adjusted in future periods primarily due to the timing and type of asset sales and the resolution of disputed claims. Actual costs of liquidation are likely to differ from estimated costs and these differences may be material.

(C) Includes payments of approximately $21.6 million on disputed bankruptcy claims that were settled during 1995.

NOTE 6 - ESTIMATED INCOME TAX LIABILITY
- ---------------------------------------

As a result of the inability of Presidio to use Integrated's net operating loss carry forwards, the Company has recorded an estimated tax liability.

Estimated tax liabilities consist of:

                                                     December 31,      December 31,
                                                         1995              1994
                                                     ------------      ------------
Contract rights ............................           $ 3,000           $ 8,000
Other ......................................             3,000             2,000
                                                       -------           -------
Estimated income tax liability .............           $ 6,000           $10,000
                                                       =======           =======

Actual tax obligations may differ from estimated amounts, primarily due to the timing of future liquidation activities and these differences may be material.

During 1995, the Company paid taxes of $2.2 million primarily from the liquidation of its general partnership interests in Majco (See Note 2).

NOTE 7 - COMMON STOCK
- ---------------------

The Company has 11.25 million shares of common stock authorized, with a par value of U.S. $.01 per share. Creditors of Integrated were issued 8.8 million Class A shares (including 162,932 shares reserved in respect of disputed claims of which 47,081 shares remained in reserve at December 31, 1995) and IR Partners received 1,200,000 Class B shares.

The rights and privileges of the Class A and Class B shares are identical except with respect to elections of directors and certain restrictions on transfer of Class B shares. Additionally, 13,650 shares were issued to the Class A directors on the Consummation Date (4,550 of which were forfeited to the Company in February 1995 and later reissued to a new director). The 1,200,000 Class B shares held by IR Partners are convertible in certain circumstances into an equivalent number of Class A shares.

NOTE 8 - RELATED PARTY TRANSACTIONS
- -----------------------------------

On November 3, 1994, Presidio entered into an administrative services agreement with Concurrency, whereby Concurrency will be responsible for the day to day administration of the Company. Effective January 1, 1996, this agreement was assigned to Wexford. Concurrency was 100% owned by Joseph M. Jacobs, the President and a director of Presidio. Charles E. Davidson, the Chairman and a director of Presidio, and the beneficial owner of Presidio Management LLC, and Joseph M. Jacobs are members of Wexford.

The Company has also entered into management agreements with Presidio Management and Steinhardt pursuant to which Presidio Management will manage the Company and its liquidation and Steinhardt will render certain consulting services to the Company.

These agreements require the Company to pay both Presidio Management and Steinhardt management fees of $1.25 million per year for a three year period expiring November 3, 1997. Presidio Management has directed that 50% of its annual management fee be paid to Mr. Jacobs. In March 1996, the Board of Directors of Presidio approved the assignment of Presidio Management's Agreement to Wexford. During 1995, Presidio reimbursed Concurrency $4.3 million in connection with the operation and administration of the Company.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
- --------------------------------------

The Company established a reserve on the Consummation Date of $46 million in cash ($7 million of which remained in reserve at December 31, 1995) and 162,932 Class A shares in respect of disputed claims against Integrated (47,081 of which remained in reserve at December 31, 1995). These claims represent claims unresolved as of the Consummation Date. Additionally, certain creditors have disputed the amounts of cash and common shares received upon completion of the distribution process. As such claims are resolved, cash and or shares will be disbursed to the prevailing claimant. If claims are resolved in favor of the Company, reserved cash will revert back to the Company, while reserved shares will be made available for purchase to the current Class A shareholders.

Presidio has reserved $10 million to provide for indemnification of Qualified Indemnities (former officers and directors of Integrated and its subsidiaries) against claims relating to certain pre- bankruptcy conduct. The indemnity is secured by $10 million in cash collateral as well as the stock of the Company's non-U.S. subsidiaries. Under this agreement, the Company must also maintain certain minimum net worth requirements throughout the liquidation process which may restrict Presidio's ability to pay future dividends.

Additionally, Presidio has deposited into an escrow account $1 million as security for the indemnification of the Company's Class A Directors. Presidio is obligated to increase such security by the greater of $750 thousand or 1% of distributions made in each quarter up to a maximum of $10 million. During 1995, the Company deposited $2.25 million as additional security into this account. All security holders are reflected as restricted cash.

NOTE 10 - REVALUATION OF ASSETS AND LIABILITIES
- -----------------------------------------------

The increase in Net Assets in Liquidation resulting from revaluation, for the year ended December 31, 1995 is as follows:

                                                                      Year Ended
                                                                   December 31, 1995
                                                                   -----------------
Increase in estimated net
   realizable value of assets (a) ..........................           $ 66,988

Decrease in estimated costs
   of liquidation ..........................................              2,579

Return of overpayments and
   bankruptcy settlements ..................................              3,619

Other ......................................................             (1,173)

Decrease in estimated tax liability ........................              1,795
                                                                       --------
                                                                       $ 73,808
                                                                       ========

(a)      Such increases relate principally to Contract Rights, $30 million (Note
         3), TSA, $10 million (Note 4) and Investments, $10 million (Note 2).

NOTE 11 - DIVIDENDS PAID/ACCRUED
- --------------------------------

During 1995, Presidio paid dividends of $8.49 per share ($85 million) to all shareholders of record. On December 27, 1995, Presidio declared a dividend of $1.00 per share ($10 million) to all shareholders of record as of January 12, 1996. This dividend is reflected as a liability at December 31, 1995. On January 23, 1996 Presidio declared dividends of $2.00 per share ($20 million) to all shareholders of record as of January 29, 1996. These dividends were paid in the first quarter of 1996. Additionally, on March 27, 1996, Presidio announced the approval for payment of a $3.25 per share ($32.5 million) dividend payable on April 12, 1996 to all shareholders of record as of April 3, 1996.

NOTE 12 - LITIGATION
- --------------------

Presidio and its subsidiaries are parties to various legal proceedings as successors to Integrated and its subsidiaries. The following is a description of material litigation in which the Company is involved.

THE HALLWOOD GROUP INCORPORATED V. STEINHARDT MANAGEMENT COMPANY, INC., ET AL. Presidio and two subsidiaries, Presidio LP Corp. and Presidio GP Corp. (the "Presidio Defendants"), have been named as defendants in this action which commenced in May 1995 in the United States District Court for the Southern District of New York. The complaint alleges that the Presidio Defendants are affiliates of Steinhardt Management and as such are liable for a $1.5 million fee allegedly owed the plaintiff under a written agreement between Steinhardt Management and the plaintiff. The Presidio Defendants have filed an answer, dated July 7, 1995 denying the material allegations of the complaint. Document discovery is underway, but there have not yet been any depositions taken in this case.

WEBBCO V. TELE-COMMUNICATIONS, INC., ET AL.; THE CARTER REVOCABLE TRUST V. TELE COMMUNICATIONS, INC., ET AL. IR-Daniels II and IR-Daniels III, two partnerships (the "Daniels General Partners") in which an indirect subsidiary of Presidio is the co-general partner, and Integrated Cable Corp. have been named as defendants in two Integrated Cable Corp. class action lawsuits commenced in September 1994 in the United States District Court for the District of Colorado. The complaints allege that the Daniels General Partners, which serve as managing general partners of two publicly held partnerships (the "Daniels Partnerships"), and certain affiliated entities committed violations of Sections 10(b) and 14(a) of the Exchange Act and breached their fiduciary duties to limited partners of the Daniels Partnerships in connection with the sale of the Daniels Partnerships' assets. The complaints assert that the proxy statements issued in connection with those sales contained material false or misleading information and/or failed to disclose material information and assert that certain actions taken in connection with the sales constituted breaches of fiduciary duty. The complaints seek unspecified monetary damages. The defendants filed motions to dismiss the complaint, which were denied by the District Court. The defendants intend to contest vigorously the allegations asserted against them.

MARK ERWIN, TRUSTEE, ET. AL. V. RESOURCES HIGH EQUITY, INC., ET. AL. (the "HEP Action"). Resources High Equity, Inc., Resources Capital Corp. and Integrated Resources Equity Corporation, three former indirect subsidiaries of Integrated (the "HEP Subsidiaries), together with a number of other defendants, including certain former officers of Integrated (collectively the "HEP Defendants"), have been named as defendants in this purported class action which was commenced in May 1993 in the Superior Court for the State of California for the County of Los Angeles (the "Court"). One derivative cause of action relating to assertions of breach of fiduciary duty was dismissed with prejudice in January 1995. As to the remaining claims in the HEP Action, the B&S Settlement Agreement requires the Company to relinquish their right to collect and receive future asset management fees, in exchange for an increase in their general partnership interest from five percent to twenty-five percent and the dismissal of the remaining claims with prejudice. The HEP Action was stayed while the parties renegotiated the terms of the B&S Settlement Agreement as it pertains to this action.

On July 19, 1995, the Court preliminarily approved a settlement of the HEP Action and approved the form of a notice (the "Notice") concerning such proposed settlement. In response to the Notice, approximately 4% of the limited partnership interests in of the HEP Partnerships requested exclusion and 15 limited partners filed written objections to the proposed settlement. The California Department of Corporations also sent a letter to the Court opposing the settlement. Five objecting limited partners, represented by two law firms, also made motions to intervene so they could participate more directly in the action. The motions to intervene were granted by the Superior Court on September 14, 1995.

In October and  November  1995,  the  attorneys  for the  plaintiffs-intervenors
conducted  extensive  discovery.   At  the  same  time,  there  were  continuing
negotiations concerning possible revisions to the proposed settlement.

On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ("Consolidated Complaint") against the Company and the HEP Partnerships, alleging, among other things, breach of fiduciary duties, breach of contract and negligence.

On or about January 31, 1996, the parties to the B&S Litigation agreed upon a revised settlement, which would be significantly more favorable to the HEP limited partners than the previously proposed settlement. The settlement provides for the reorganization of the HEP Partnerships, through an exchange (the "Exchange") in which limited partners (the "Participating Investors") of the partnerships participating in the Exchange (the "Participating Partnerships") would receive, in exchange for the partnership units, shares of common stock ("Shares") of a newly-formed corporation, Millennium Properties Inc. ("Millennium"). Millennium intends to qualify as a real estate investment trust. Such reorganization would only be effected with respect to a particular partnership if holders of a majority of the outstanding units of the partnership consent to such reorganization pursuant to a Consent Solicitation Statement (the "Consent Solicitation Statement") which would be sent to all limited partners after the settlement is approved by the Court. 84.65% of the Shares to be issued in the Exchange would be allocated to Participating Investors in the aggregate (assuming each of the Partnerships participate in the Exchange) and 15.35% of the Shares to be allocated to the Company in consideration of the Company's existing interest in the Participating Partnerships and its relinquishment of entitlement to receive fees and expense reimbursements, and the payment by the Company of certain amounts for legal fees.

As part of the Exchange, shares issued to Participating Investors would be accompanied by options granting such Investors the rights to require the Company to purchase such shares at a price of $11.50 per share, exercisable during the three month period commencing nine months after the effective date of the Exchange. A maximum of 1.5 million Shares (representing approximately 17.7% of the total Shares issued to investors if all partnerships participate) would be required to be purchased if all partnerships participate in the Exchange. Also as part of the Exchange, the Company would agree that in the event that dividends paid with respect to the shares do not aggregate at least $1.10 per share for the first four complete fiscal quarters following the Effective Date, it would make a supplemental payment to holders of such shares in the amount of such a difference. The Company would provide an amount not to exceed approximately $2.2 million in the aggregate, for the payment of attorneys' fees and reimbursable expenses of class counsel, as approved by the Court, and the costs of providing notice to the class (assuming that all three HEP Partnerships participate in the Exchange). The Company would advance to the HEP Partnerships the amounts necessary to cover other fees and expenses (but not their litigation costs and expenses, which the Company would bear in full). Upon the effectuation of this revised Exchange, the B&S Litigation would be dismissed with prejudice.

On February 8, 1996, at a hearing on preliminary approval of the settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Court would appoint a securities litigation expert to evaluate the settlement, and to advise the Court as to whether any changes need to be made. If final approval of the settlement is granted by the Court, the Consent Solicitation Statement concerning the settlement and the reorganization would be sent to all limited partnerships. The reorganization of the HEP Partnerships cannot be consummated unless a majority of the limited partners in the HEP Partnerships affirmatively approve the settlement.

600 GRANT STREET ASSOCIATES LIMITED PARTNERSHIP V. GENERAL ELECTRIC CAPITAL CORPORATION, ET AL. Sivram Corp. and Grant Property Corp. (the "Affiliated Defendants"), two indirect subsidiaries of Presidio, have been named as defendants in this action which was commenced in December 1994 in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint asserts three causes of action against the Affiliated Defendants for breach of contract, declaratory relief that the plaintiff has not breached its contractual obligations, and an accounting. The claim for breach of contract seeks damages in excess of $50 million as well as punitive damages. The Affiliated Defendants have filed an answer denying the material allegations of the complaint and intend to vigorously contest the allegations against them.

WRIGHT V. INTEGRATED AIRCRAFT FUND MANAGEMENT CORP., ET. AL. Integrated Aircraft Fund Management Corp., Integrated Resources Marketing, Inc., and Integrated Resources Equity Corp., three indirect subsidiaries of Presidio, have been named as defendants in this purported class action which was commenced in February 1994 in the Supreme Court of the State of New York for the County of New York. The first amended complaint asserts causes of actions for fraud, breach of fiduciary duty and negligent misrepresentation based upon alleged material misrepresentations and omissions by the defendants in connection with the offering for sale of limited partnership units in the Aircraft Income Partners, L.P. partnership. The plaintiffs seek unspecified monetary damages, rescission and punitive damages. On October 2, 1995, the Supreme Court of the State of New York for the County of New York ordered that the motion to dismiss was granted and the amended complaint was dismissed in its entirety without leave to replead. Plaintiffs have served a Notice of Appeal dated January 26, 1996, however, defendant's counsel believe plaintiffs appeal to be untimely and intend to move to strike the Notice.

INTEGRATED RESOURCES EQUITY CORPORATION LITIGATION. Integrated Resources Equity Corporation ("IREC"), an indirect subsidiary of Presidio, has been named as a defendant or respondent in approximately 23 lawsuits and arbitration proceedings arising out of its conduct as a broker-dealer in securities. Integrated Resources Marketing Corporation ("IRMI"), another indirect subsidiary of Presidio, has also been named as a defendant or a respondent in several of these actions. The majority of these lawsuits seek damages for former customers of IREC arising out of purchases or sales of securities. IREC and the other defendants in these actions are vigorously defending each of the lawsuits and arbitration proceedings.

PRESIDIO CR HOLDINGS, L.P. V. BOFORD ASSOCIATES LIMITED PARTNERSHIP ET. AL. In November 1994, Integrated filed a complaint in the United States Bankruptcy Court for the Southern District of New York against 20 partnerships and all unknown interested parties. The named partnership defendants are parties to agreements pursuant to which certain Contract Rights (representing approximately 18% of the aggregate Contract Rights, based on scheduled Primary Term Payments) were granted to former subsidiaries of Integrated (which were subsequently merged into Integrated). The complaint alleged that documentation underlying the Contract Rights has been lost or misplaced and sought a declaratory judgment that the Contract Rights are held and owned by Integrated. As the successor in interest under the Plan, Presidio CR Holdings, L.P., whose general and limited partners are wholly-owned subsidiaries of Presidio, filed an amended complaint to make it clear that the declaratory judgment relates solely to the ownership of the Contract Rights prior to the Consummation Date. On October 10, 1995 Presidio CR Holdings, L.P. obtained a judgement that such Contract Rights were property of Integrated's estate as of the Consummation Date.

ISRAEL AIRCRAFT INDUSTRIES V. INTEGRATED AIRCRAFT CORP. On or about December 14, 1995, a complaint was filed by Israel Aircraft Industries LTD (Bedek Aviation Division) ("IAI"), in the Ontario Court (General Division) in the Province of Ontario, City of Toronto (the "Ontario Action"). The Ontario Action named as defendants Integrated Aircraft Corp.("IAC") (a wholly-owned subsidiary of Presidio Equipment Leasing), Jetall Airways, Inc ("Jetall"), Jetall Holding Corp and Arie Tall. IAC is the lessor of a Boeing 737-200 aircraft (the "Aircraft") leased to Jetall pursuant to a lease agreement dated August 6, 1993 (the "Lease"). Pursuant to a letter agreement dated August 11, 1993, IAC agreed with IAI to provide Jetall with up to $850 thousand of rental credits owing to IAC under the Lease in order to induce IAI to perform certain work on the Aircraft. The complaint alleged, among other things, that IAC and Jetall conspired and illegally agreed to interfere with the contractual relationships existing with IAI and that IAC induced Jetall to breach its agreement with IAI. The complaint seeks US$386 thousand for breach of agreement and exemplary damages in the amount of $1 million, plus interest. IAC's counsel has filed a motion to dismiss the action based on lack of jurisdiction, inconvenient form and failure to state a claim.

BENTLEY KING ASSOCIATES V. FILLMORE CENTER PROJECTS CORP. ET. AL. On December 12, 1995, Bentley King Associates ("BKA") filed suit against Fillmore Center Project Corp. ("FCPC"), Presidio Fillmore Corp., Presidio and Citicorp Real Estate, Inc. and several of its participant banks ("CREI") alleging various causes of action relating to a consulting agreement between BKA and FCPC. The claims asserted are for breach of contract, breach of fiduciary duties, fraud, interference with contractual and prospectus advantage, breach of the covenant of good faith dealing, negligence, negligent misrepresentation and fraudulent conveyance. BKA alleges that the defendants conspired in order to avoid having to pay BKA (1) a percentage of lawsuit proceeds stemming from defective construction of its apartment/retail complex, and (2) a percentage of the proceeds from the sale of that complex. As of March 1, 1996, neither Presidio Fillmore Corp. nor Presidio have been served. Accordingly, neither has made an appearance in BKA's lawsuit. If served, both Presidio Fillmore Corp. and Presidio intend to vigorously defend BKA's lawsuit.

         The Company is involved in certain other legal proceedings arising in the ordinary course of the Company's business. The Company does not believe that such claims or lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or operations.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Integrated Resources, Inc.

We have audited the accompanying consolidated statements of net assets in liquidation of Integrated Resources, Inc. (the "Company") and subsidiaries at December 31, 1993 and the related consolidated statements of changes in net assets in liquidation for the periods January 1, 1994 through November 2, 1994 and October 1, 1993 through December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company filed for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code and operated as a debtor-in-possession through the consummation of the Sixth Amended Plan of Reorganization confirmed by the United States Bankruptcy Court. As a result of the approval of the plan of reorganization, the Company adopted the liquidation basis of accounting for all periods subsequent to September 30, 1993; as such the consolidated financial statements reflect assets at estimated net realizable amounts and liabilities at anticipated settlement amounts.

In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company and subsidiaries at December 31, 1993 and the changes in their net assets in liquidation for the periods January 1, 1994 through November 2, 1994 and October 1, 1993 through December 31, 1993, in conformity with generally accepted accounting principles on the basis described in the preceding paragraph.

As emphasized in Notes 1 and 6 to the consolidated financial statements, the Company determined the amounts realizable from the disposition of the remaining assets, the amounts of certain liabilities and the outcome of litigation using various assumptions about future events.

Deloitte & Touche LLP





New York, New York
August 4, 1995

                                    INTEGRATED RESOURCES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (Expressed in thousands of United States dollars)


                                                                    December 31,
                                                                        1993
                                                                    -----------
Assets:

Cash and cash equivalents .................................         $   582,273

Investments ...............................................              77,179

Contract rights ...........................................             220,755

Notes and other receivables (net of non-
  recourse indebtedness of $378,222) ......................             149,158

Other assets ..............................................              22,965
                                                                    -----------

         Total assets .....................................         $ 1,052,330
                                                                    -----------

Liabilities:

Short-term loans ..........................................         $   765,058

Estimated costs of liquidation ............................             460,804

Senior indebtedness .......................................             252,167

Subordinated indebtedness .................................             606,511

Adjustment of liabilities to
  estimated settlement amounts ............................          (1,032,210)
                                                                    -----------

         Total liabilities ................................           1,052,330
                                                                    -----------

             Net Assets in Liquidation ....................         $      --
                                                                    ===========


                 See notes to consolidated financial statements

                   INTEGRATED RESOURCES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                (Expressed in thousands of United States dollars)


                                                   January 1,        October 1,
                                                  1994 through      1993 through
                                                   November 2,      December 31,
                                                      1994              1993
                                                  -----------       -----------
Net Liabilities in Liquidation,
  beginning of period ......................      $      --                --

Shareholders' deficit, October 1,
  1993 (going concern basis) ...............             --         $(1,051,931)

Adjustments to reflect change to
  liquidation basis ........................             --             (19,207)
                                                  -----------       -----------

Net liabilities in liquidation
   October 1, 1993 .........................             --          (1,071,138)

   Increase to estimated net
     realizable value of assets ............             --              38,928

   Adjustment of liabilities to
     estimated settlement amounts ..........             --           1,032,210
                                                  -----------       -----------

      Net change in net assets in
        liquidation ........................             --           1,071,138
                                                  -----------       -----------

Net Assets in Liquidation, end of
  period ...................................      $      --         $      --
                                                  ===========       ===========


                 See notes to consolidated financial statements

                   INTEGRATED RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------------

During June 1989, Integrated experienced liquidity and financial problems. On February 13, 1990, Integrated filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Subsidiaries of Integrated did not file Chapter 11 petitions. Under the provisions of the Bankruptcy Code, Integrated operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Integrated operated in this manner through the Consummation Date, when all assets were either sold or distributed to creditors in accordance with the Plan.

Liquidation Basis

Integrated adopted the liquidation basis of accounting effective October 1, 1993. The liquidation basis of accounting is appropriate when liquidation appears imminent and a company is no longer viewed as a going concern. Under this method of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit and all liquid debt instruments (including commercial paper and treasury bills) with original maturities of three months or less.

Net Assets Held For Sale

Net assets held for sale includes assets or businesses held for sale which management intends to liquidate. Such assets have been recorded at estimated net realizable value.

Non-recourse Indebtedness

Non-recourse indebtedness represents obligations on wraparound mortgages of certain real estate subsidiaries. These obligations are collateralized by first liens on commercial real estate properties owned by limited partnerships and are recorded net of related receivables.

Estimated Costs of Liquidation

The estimated costs of liquidation represent the estimated costs of operations through expected termination. These costs include management fees, estimated reimbursable expenses, the fees of outside professionals and other costs, and are based on various assumptions. The estimated costs of liquidation assume liquidation within three to five years, in accordance with the provisions of the Plan. Actual total costs of liquidation are likely to differ from estimated costs and these differences may be material.

Net Realizable Value

In determining the net realizable values of the assets, each asset's ability to generate future cash flow, offers received from third parties, if any, and other general market information was considered. Such information was considered in conjunction with the plan for disposition of assets. Computations of net realizable value necessitate the use of assumptions and estimates. Future events, including economic conditions that relate to real estate markets in general, may differ from those assumed or estimated in the computations. As a result, the amounts ultimately realized may differ from those currently reflected in these financial statements.

Consolidation

The consolidated financial statements include the accounts of Integrated and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 2 - INVESTMENTS
- --------------------

Investments held by Integrated consist of:

                                                                       December 31,
                                                                          1993
                                                                         -------

                                                                         (000's)

Equity securities ...........................................            $ 4,160
Interests in limited partnerships ...........................             73,019
                                                                         -------
                                                                         $77,179
                                                                         =======

Interests in limited partnerships include general and limited partnership interests in both public and privately held partnerships which invested in leveraged and unleveraged real estate and various operating businesses. The net realizable value of these interests was based on recent offers received from third parties, expected management fees and distributions through estimated dates of disposal and/or expected net liquidation proceeds to be realized upon dissolution of these partnership interests.

Interests in limited partnerships also include interests in certain programs which were liquidated in 1994. Total proceeds from these sales aggregated $20.3 million.

NOTE 3 - CONTRACT RIGHTS
- ------------------------

Integrated is entitled to deferred acquisition fees plus interest in connection with its organization, from 1978 to 1985, of privately offered net lease Partnerships (the "Partnerships"). Such Partnerships invested in commercial real estate leased primarily to investment grade tenants under non-cancelable, long term, triple net leases that generally provided for 25 year primary terms, with options to renew granted to the tenant for additional terms of up to 30 years.

Contract rights ("Contract Rights") are agreements that were entered into between a Partnership and Integrated or an Integrated subsidiary pursuant to which the Partnership agreed to pay certain amounts over the primary and renewal terms of the underlying lease. The Contract Rights provide for the accrual of simple interest for the term of contract right, which is generally 40 years. During the first 15 years of the leased term, interest accrues and no payments on the contract right are made by the Partnership. A portion of the current interest is paid during the remainder of the initial lease term. Generally, payments over the renewal periods of the lease, would be sufficient to retire the Contract Rights assuming the tenants renew their leases and make all payments thereunder. At present, however, it is impossible to predict which tenants, if any, will choose to renew their leases. The Contract Rights are due upon certain events including disposition of the property by the Partnership.

Payment of the contract right is subordinate to any outstanding mortgage indebtedness which is expected to be fully amortized during the primary term of the lease (assuming such mortgages have not been refinanced with new mortgages whose debt service extends into the renewal term of the lease). While the Contract Rights are financial obligations of the Partnerships that own real estate, the substantial majority of their value is not related to the value of the underlying real estate. Rather the key determinate of value of a Contract Right is the credit worthiness of the tenant on the underlying net lease, not the value of the property itself without such tenancy.

As the Contract Right portfolio is considered the equivalent of a financial instrument, the valuation of the portfolio is contingent on current or future economic events. The net realizable value of the Contract Right portfolio considered numerous factors including tenant credit rating, expected future cash flows under their terms of the Contract Rights (as amended) and market conditions. Such events may cause future changes to the value of the Contract Right portfolio. The foregoing discussions related to the Contract Rights, generally. The terms and provisions of individual Contract Rights may differ in certain respects.

NOTE 4 - NOTES AND OTHER RECEIVABLES
- ------------------------------------

Notes and other receivables primarily consist of deferred payment arrangements on liquidated assets and receivables from interests of equipment leasing subsidiaries (including management fees receivable.)

                                                                     December 31,
                                                                         1993
                                                                      ---------
                                                                       (000's)
Receivable from TSA Note (a) ...............................          $  33,464
Notes and other receivables (b) ............................             82,299
Interest receivable ........................................             24,457
Receivable from sale of life insurance
  operations ...............................................              8,235
Other (c) ..................................................            378,925
                                                                      ---------
                                                                        527,380
Less non-recourse indebtedness (c) .........................           (378,222)
                                                                      ---------
                                                                      $ 149,158
                                                                      =========

(a) Represents the value of a receivable relating to deferred cash proceeds from the sale of Integrated's tax shelter annuity business, through December 31, 2000.

(b) Includes receivables of the Company's equipment leasing subsidiaries of approximately $37 million.

(c) Includes wraparound mortgages due from certain limited partnerships with interest at 7% to 14.55% and due in installments through 2014, which are collateralized principally by second liens on commercial real estate properties owned by limited partnerships. The unamortized principal amount of such mortgages receivable, including accrued interest, exceeds the corresponding unamortized amount of the underlying mortgages payable (non-recourse indebtedness of $378,000), substantially all of which is not reflected here in accordance with Company's policy to record all such assets at their realizable value.


NOTE 5 - ADJUSTMENT OF LIABILITIES TO ESTIMATED SETTLEMENT AMOUNTS
- ------------------------------------------------------------------

The adoption of the liquidation basis of accounting required the revaluation of assets to their estimated net realizable value. The adjustment of liabilities to estimated settlement amounts assumes that all assets will be disbursed as settlement of Integrated's obligations, and the ultimate obligations of Integrated are not to exceed the expected net realizable value of its assets.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
- --------------------------------------

Integrated had more than 50 lawsuits brought by certain limited partners of various partnerships against its subsidiaries and former affiliates. These actions claimed among other things, violations of state and federal securities laws, common law fraud, negligence, breach of fiduciary duty and violation of the federal RICO laws and certain state fraud statutes.

A subsidiary of Integrated that was engaged in the sale of Integrated's investment products is a party to a number of actions that arose in the conduct of its former securities business. Integrated's successor is vigorously defending all such actions and is unable to predict the eventual outcome and impact of such litigation, on the consolidated financial statements.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Integrated Resources, Inc.:

We have audited the accompanying consolidated statements of operations and cash flows of Integrated Resources, Inc. (the "Company") and subsidiaries for the nine-month period ended September 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on November 3, 1994, a plan of reorganization was consummated; as such, the Company commenced liquidation in accordance with the plan and as a result, changed its basis of accounting from the going-concern basis to the liquidation basis of accounting for all periods subsequent to September 30, 1993.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the nine-month period ended September 30, 1993 in conformity with generally accepted accounting principles.

As emphasized in Note 9 to the consolidated financial statements, the Company is party to several class actions and shareholder derivative suits resulting from the Company's liquidity and financial problems.



New York, New York
August 4, 1995

INTEGRATED RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
- ------------------------------------------------------------------------------------

                                                                       Nine-Month
                                                                        Period
                                                                         Ended
                                                                      September 30,
                                                                          1993
                                                                      -------------
REVENUES:
  Interest and net investment income ................................    $66,022
  Income from investment programs ...................................      3,690
  Commissions, fees and miscellaneous income ........................     23,349
                                                                         -------
                                                                          93,061
                                                                         -------
COSTS AND EXPENSES:
  Selling, general and administrative ...............................     25,659
  Interest ..........................................................     25,184
  Restructuring costs and expenses ..................................     10,683
                                                                         -------
                                                                          61,526
                                                                         -------

            Income from continuing operations before income taxes ...     31,535

INCOME TAX PROVISION ................................................          0
                                                                         -------
           Income from continuing operations ........................     31,535

INCOME FROM DISCONTINUED OPERATIONS -
  Net of tax ........................................................      5,660
                                                                         -------
           Income before extraordinary items ........................     37,195

EXTRAORDINARY ITEMS -  Net of tax ...................................      1,568
                                                                         -------
NET INCOME ..........................................................    $38,763
                                                                         =======

INTEGRATED RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS -- Continued
(In Thousands, Except Per Share Amounts)
- ------------------------------------------------------------------------------------

                                                                       Nine-Month
                                                                        Period
                                                                         Ended
                                                                      September 30,
                                                                          1993
                                                                      -------------
INCOME PER COMMON SHARE
  Primary:
    From continuing operations ......................................       3.53
    From discontinued operations ....................................       0.63

           Income before extraordinary items ........................       4.16

    From extraordinary items ........................................       0.18
                                                                         -------
           Income per common share - primary ........................    $  4.34
                                                                         =======
  Fully diluted:
    From continuing operations ......................................    $  2.76
    From discontinued operations ....................................       0.49
                                                                         -------
           Income before extraordinary items ........................       3.25

    From extraordinary items ........................................       0.14
                                                                         -------
           Income per common share - fully diluted ..................    $  3.39
                                                                         =======

See notes to consolidated financial statements.

INTEGRATED RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
- -----------------------------------------------------------------------------------------

                                                                             Nine-Month
                                                                               Period
                                                                               Ended
                                                                            September 30,
                                                                                1993
                                                                            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before extraordinary items .................................        $  37,195
  Adjustments to arrive at net cash provided by operating activities:
    Depreciation and amortization ...................................            1,184
    Amortization of prepaid acquisition costs .......................                4
    Realized gains from investments .................................           (2,051)
    Gain on sale of other assets ....................................          (11,767)
    Charge for uncollectible amounts due from limited partnerships
      and unaffiliated corporations .................................            1,283
    Recovery of net assets of businesses sold, to be
      disposed of or discontinued ...................................           (4,223)
    Other writedowns of assets, net .................................               10
    Changes in assets and liabilities:
      Investments ...................................................            1,508
      Notes and receivables .........................................          (12,892)
      Net assets held for sale ......................................              (19)
      Accounts payable and other liabilities ........................            1,735
      Other, net ....................................................            1,670
                                                                             ---------
           Net cash provided by operating activities ................           13,637
                                                                             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net ...................              (53)
  Change in short-term investments ..................................          (35,589)
  Sale of investments ...............................................            5,835
  Sales of net assets held for sale or syndication ..................           98,623
  Change in notes and receivables, net ..............................           20,752
  Other .............................................................              262
                                                                             ---------
           Net cash provided by investing activities ................           89,830
                                                                             ---------

INTEGRATED RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS -- Continued
(In Thousands)
- -----------------------------------------------------------------------------------------

                                                                             Nine-Month
                                                                               Period
                                                                               Ended
                                                                            September 30,
                                                                                1993
                                                                            -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of scheduled long-term debt ..............................           (1,334)
  Payments of short-term borrowings .................................             (530)
                                                                             ---------
           Net cash provided by/(used in) financing activities ......           (1,864)
                                                                             ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................          101,603

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........................          399,577
                                                                             ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ..............................        $ 501,180
                                                                             =========
SUPPLEMENTAL INFORMATION:
  Cash payments for the following were:
    Interest ........................................................        $   1,855
                                                                             =========
    Income taxes ....................................................        $   1,230
                                                                             =========

See notes to consolidated financial statements.

INTEGRATED RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NINE-MONTH PERIOD
ENDED SEPTEMBER 30, 1993

(In Thousands, Except Shares and Per Share Amounts)
- --------------------------------------------------------------------------------

1.      BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements include the accounts of Integrated Resources, Inc. ("Integrated") and its subsidiaries (Integrated and its subsidiaries are referred to collectively as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        During June 1989, Integrated experienced liquidity and financial problems. On February 13, 1990, Integrated filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Subsidiaries of Integrated have not filed Chapter 11 petitions. Under the provisions of the Bankruptcy code, Integrated is operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court (the "Court"). During May 1994, the Company filed the Eighth Amended Plan of Liquidation ("the Company-sponsored Plan") with the Court. Such plan is designed to effect a settlement of claims of Integrated's creditors and interests of its equity security holders and to result in the liquidation of Integrated after the disposition of the remainder of the estate. At that time, the Sixth Amended Plan of Reorganization submitted by the Official Committee of Subordinated Bondholders and the Steinhardt Group (the "Steinhardt Plan") was also submitted. The two plans were voted on together and, on August 8, 1994, the Court confirmed the Steinhardt Plan. The Steinhardt Plan is expected to be consummated on or about November 2, 1994 and, accordingly, the Company-sponsored Plan will function only as a backup to the Steinhardt Plan.

        All the financial statements included herein were originally issued prior to the conclusion of the voting period for the plans and, accordingly, were prepared on the assumption that the Company would continue as a going concern. That assumption no longer is valid. As a result, all financial statements issued hereinafter will be prepared using the liquidation basis of accounting. Nevertheless, the financial statements have not been restated using the liquidation basis.

        As a result of filing a Chapter 11 petition, unless otherwise permitted by the Court, Integrated may not pay any of its liabilities which were incurred prior to February 13, 1990 or any liabilities of subsidiaries which were guaranteed by Integrated.

        No interest expense or amortization of debt issuance costs of Integrated has been recorded subsequent to February 12, 1990. Interest expense of all consolidated subsidiaries is included for all periods shown.

        The Court entered an order which set September 12, 1990 as the date ("Bar Date") by which claims in existence at the date of filing of the Chapter 11 petition had to be filed with the Court. With respect to certain classes of creditors, later bar dates have been established. Holders of claims subject to the order which were not filed by that date are barred from voting upon or receiving distributions pursuant to such claims under the plan of reorganization of Integrated. Thousands of claims were asserted prior to the Bar Date and amounts claimed are substantially in excess of the liabilities recorded on Integrated's balance sheet. Since the Bar Date, the Company has continued to analyze the claims filed against Integrated and has allowed or expunged a substantial number of the claims. Based on its analysis to date, Integrated does not expect the remaining claims reflected in such filings to result in a significant increase in Integrated's liabilities. However, because the analysis has not yet been completed, there can be no assurance that additional liabilities will not result from the pre-petition claims filed.

        In response to the liquidity and financial problems that led to the Chapter 11 filing, Integrated adopted a business plan pursuant to which the Company (i) has sold or intends to sell, dispose of or discontinue a substantial portion of its businesses and operations; (ii) has terminated sponsoring and offering publicly- and privately-offered limited partnerships and real estate investment trusts ("Investment Programs"); (iii) has made and intends to continue to make substantial reductions in selling, general and administrative expenses and (iv) is seeking to maximize its available invested cash balances. The consolidated financial statements give effect to certain decisions made pursuant to this business plan, as amended. As a result of this plan and other effects of the Chapter 11 filing, the historical results for the nine-month period ended September 30, 1993 are not necessarily comparable to those of prior periods, nor are they indicative of the results to be expected in the future.

        Significant Accounting Policies

        Cash and Cash Equivalents - Cash equivalents include time deposits, certificates of deposit and all liquid debt instruments (including commercial paper and treasury bills) with original maturities of three months or less.

        Investment Programs - Income is recognized, subject to the closing of a transaction, when services have been performed. Income recognition of residual value interests, which are subordinated to investors receiving a minimum return on their investments, is deferred until realization is assured.

        Deferred fees and deferred contract rights obtained upon the sale of Investment Programs are initially recorded at present values based primarily on the interest rates (10% to 18%) of long-term debt incurred by limited partnerships in connection with the original purchase of properties. Deferred contract rights obtained by purchase are initially recorded at cost. All deferred fees and deferred contract rights are then accreted using the interest method.

        Investments in limited partnerships whereby the Company exercises significant influence and has ownership interests of five percent or more are accounted for by the equity method. Generally, other investments in limited partnerships are accounted for by the cost method.

        Cost directly relating to publicly-offered investment products are deferred and are charged to operations over the estimated revenue producing lives of the products.

        Property, Plant and Equipment - Depreciation and amortization of property, plant and equipment are computed using the straight-line method over the estimated useful lives of the respective asset or, with respect to leasehold improvements, over the term of the lease, if shorter.

        Income Taxes - Effective January 1, 1993, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The principal effect of the change in the Company's financial statements is that, beginning January 1, 1993, the benefit for utilization of loss carryforwards is netted against the corresponding components of pretax income rather than being shown as an extraordinary item.

        Income Per Common Share - Income per common share has been computed by dividing income for each period by the weighted average number of shares of common stock outstanding. All common stock equivalents were antidilutive for each of the periods shown.

        Fully diluted income per common share also assumes conversion of preferred stock at the beginning of each period.

2.      INTEREST AND NET INVESTMENT INCOME

        Interest and net investment income were earned as follows:

                                                                       Nine-Month
                                                                         Period
                                                                         Ended
                                                                      September 30,
                                                                           1993
                                                                      -------------
Investments:
  Cash equivalents and other investments ......................          $12,150
  Equity securities ...........................................             --
                                                                         -------
                                                                          12,150

Notes and receivables (1) .....................................           51,822
                                                                         -------
                                                                          63,972

Realized gains (2) ............................................            2,050
                                                                         -------
                                                                         $66,022
                                                                         =======

(1) Includes interest on mortgage notes of $22,793 for the nine months ended September 30, 1993.

(2) During January 1993, the Company sold certain marketable securities for approximately $5,800. The resulting pretax gain of $2,050 was recorded in "interest and net investment income."

3.      COMMISSIONS, FEES AND MISCELLANEOUS INCOME

        During April 1993, the Company sold certain assets, including a certain deferred real estate contract right, for $42,000. The transactions resulted in a pretax gain of approximately $1,500. During June 1993, the Company sold a certain deferred real estate contract right and related assets for approximately $9,000. The transaction resulted in a pretax gain of approximately $5,750.

        In June 1993, the Company sold the majority of its interests in government assisted housing projects for approximately $4,150. The
        Company  realized  a  pretax  gain  of   approximately   $3,700  on  the
        transaction.

4.      INTEREST EXPENSE AND DEBT ISSUANCE COSTS

        Interest expense for the nine-month period ended September 30, 1993:

                                                                     Nine-Month
                                                                      Period
                                                                       Ended
                                                                   September 30,
                                                                        1993
                                                                   -------------
Integrated:
  Amount of contractual interest, including
    amortization of debt discount ..............................      $ 101,051
  Less interest for period subsequent to February 12,
    1990 (includes amortization of debt discount) ..............       (100,729)
                                                                      ---------
                                                                            322

Interest of subsidiaries for entire period .....................         24,862
                                                                      ---------
                                                                      $  25,184
                                                                      =========

        No amortization has been recorded subsequent to February 12, 1990 for the unamortized balance of Integrated's debt issuance costs.

5.      RESTRUCTURING COSTS AND EXPENSES

        Restructuring costs and expenses for the nine-month period ended September 30, 1993 includes the following:

                                                                      Nine-Month
                                                                        Period
                                                                        Ended
                                                                     September 30,
                                                                         1993
                                                                     -------------
(Recoveries on) writedowns and reserves of
  properties and businesses held for syndication
  and interests in publicly and privately sponsored
  investment programs, net .......................................     $   (296)

Increase (decrease) in provision for guarantees of
  indebtedness of various limited partnerships and
  unaffiliated corporations, in excess of expected
  recoveries .....................................................           95

Other adjustments to prepetition claims against Integrated               (2,160)

Professional fees and other costs and expenses in
  connection with restructuring the Company's operations .........       13,044
                                                                       --------
                                                                       $ 10,683
                                                                       ========

        Such losses and charges to operations are based, in part, on the Company's estimates of realizable values. Further refinements may be required in the future as more information becomes available or unanticipated events occur.

        Integrated executed guarantees of approximately $68,700 of secured obligations of a certain limited partnership. The obligations were collateralized principally by second through fifth liens on a real estate property under development. As a result of the decline in the value of the real estate property, Integrated previously recorded a liability of $68,700.

6.      DISCONTINUED OPERATIONS

        During August 1993, the Company sold its musical instruments business. It received approximately $25,850 in cash, net of expenses.

        In addition, discontinued operations also include revisions made to the estimated loss on the disposal of certain businesses which were discontinued effective 1989. Such businesses include the Company's former life insurance segment (including its life insurance agency subsidiaries), securities-clearing subsidiary, bank subsidiary, fast food restaurant and jet aircraft manufacturing subsidiary.

                                                                        Nine-Month
                                                                       Period Ended
                                                                       September 30,
                                                                           1993
                                                                       -------------
Gain on disposal of musical instruments segment ...................       $5,591

Revision to loss on disposal of business discontinued
  in 1989 (net of income taxes of $- and $209) ....................           69
                                                                          ------
           Income from discontinued operations ....................       $5,660
                                                                          ======

7.      EXTRAORDINARY ITEMS

        The consolidated statement of operations for the nine-month period ended September 30, 1993 includes the following extraordinary items:

                                                                        Nine-Month
                                                                          Period
                                                                          Ended
                                                                      September 30,
                                                                           1993
                                                                      --------------
Gain on extinguishment of debt(1) ....................................    $1,568
                                                                          ======
Effect on income per common share:
  Primary:
    Gain on extinguishment of debt ...................................    $ 0.18
                                                                          ======
  Fully diluted:
    Gain on extinguishment of debt ...................................    $ 0.14
                                                                          ======

           (1) The Company has settled certain claims of senior indebtedness during 1993 and 1994. Such claims resulted from borrowings by subsidiaries of Integrated, which borrowings were guaranteed by Integrated prior to filing its Chapter 11 petition. As a result of settlements which have been signed to date, the Company has recorded pretax extraordinary gain of $1,568 during the nine-month period ended September 30, 1993.

                  During 1992, the Court approved a settlement between the Company and its former investment banker. The Company had previously filed claims against the former investment banker (in its bankruptcy proceedings) alleging liability for various matters. The former investment banker had filed claims against the Company for various liabilities recorded by the Company and certain amounts which were disputed by the Company. As a result of the settlement, all claims of each of the parties were disallowed, except that a single claim against the Company was reduced and allowed by the Court in the aggregate amount of $27,500. Prior thereto, the Company had recorded net liabilities to the former investment banker of approximately $43,100. Accordingly, the Company has recorded a pretax extraordinary gain during 1992.

8.      INCOME PER COMMON SHARE

        Primary income per common share has been computed based on the weighted average number of shares of common stock outstanding during each period. No preferred stock dividends have been deducted since February 12, 1990.

        All common stock equivalents were antidilutive for the period shown.

        Fully diluted income per share also assumes conversion of preferred stock at the beginning of the period.

        If Integrated's interest and preferred stock dividends for the period subsequent to February 12, 1990 were also deducted and if Integrated's debt issuance costs continued to be amortized subsequent to February 12, 1990, (loss)/income per common share for the nine-month period ended September 30, 1993 would be as follows:

                                                                     Nine-Month
                                                                       Period
                                                                        Ended
                                                                    September 30,
                                                                        1993
                                                                    -------------
From continuing operations ....................................       $  (9.81)
From discontinued operations ..................................           0.63
                                                                      --------
           Before extraordinary items .........................          (9.18)

From extraordinary items ......................................           0.18
                                                                      --------
Loss per common share .........................................       $  (9.00)
                                                                      ========

        During August 1994, the Court confirmed a plan of reorganization which will eliminate the interests of current equity security holders.

9.      COMMITMENTS AND CONTINGENCIES

        Investment Programs

        Integrated executed guarantees of certain obligations of certain limited partnerships and unaffiliated corporations (collectively, the "Direct Obligors"). The unaffiliated corporations were organized for the purpose of providing financing to the limited partnerships which were formed in connection with the Company's investment-program activities. The obligations of the Direct Obligors are for the most part unsecured and are to be repaid from capital contributions to the limited partnerships. In response to the Company's liquidity problems, certain creditors of the Direct Obligors demanded payment of the obligations and sought payment from Integrated under the guarantees. Events which may impact these obligations may affect the Company's operations.

        In addition, Integrated executed guarantees of approximately $20,400 of obligations of limited partnerships and unaffiliated corporations which are collateralized by promissory notes issued by investors pursuant to investor note-financing agreements. Such obligations are payable from the interest and principal collections on investors' promissory notes which secure the indebtedness.

        Integrated's guarantee is generally in the form of an obligation to repurchase promissory notes in the event that investors default on their obligation to the limited partnerships. The Company has previously recorded liabilities based on these guarantees. The above amounts do not include approximately $3,000 for claims heretofore allowed by Integrated by stipulation in its Chapter 11 case.

        Certain of Integrated's subsidiaries are sublessors of real estate properties owned by limited partnerships to tenants under noncancelable net leases having fixed rentals which exceed the rental obligations of sublessors to the limited partnerships. The Company has guaranteed to limited partnerships the rental obligations of certain subsidiaries, up to a maximum of $26,400. As a result of demands for payment and the Company's determination that rentals from certain underlying tenants are uncollectible, $20,000 has been recorded.

        The current market for aircraft  leasing has been adversely  affected by
        (i) general softness in worldwide commercial aviation and (ii) mandatory federal regulations covering maintenance and upgrading of aging aircraft. Certain wholly owned equipment leasing subsidiaries that participate in privately-offered aircraft master lease transactions are obligated under the master leases to, among other things, maintain the aircraft and return the aircraft to investors in certain specified condition. Because of market conditions, these subsidiaries may be required to bear some of the costs of compliance with such regulations in order to remain in compliance with their master lease obligations. The amount of costs, if any, associated with such compliance cannot be determined at this time.

        Certain present and former officers and directors of the Company who serve as general partners of certain real estate limited partnerships have assumed control of the management and administrative functions relating to such limited partnerships. The Company is unable to determine the impact, that this may have on the Company's realization of amounts due from such partnerships.

        Litigation

        In connection with the Company's liquidity and financial problems, several class actions and shareholder derivative suits have been commenced against the Company, certain of its present and former officers and directors and the Company's independent auditors and former investment banking firm.

        The Company is a party to a number of actions instituted by creditors seeking payment of amounts due under various demand notes and guarantees issued by the Company. The Company is subject to other legal proceedings and claims arising in the ordinary course of business.

        A subsidiary of Integrated that was engaged in the sale of the Company's investment program products is a party to a number of actions that arose in the course of the conduct of its securities business.

        A number of Integrated's subsidiaries are parties to lawsuits arising out of the syndication and sale of certain limited partnership interests. In the event that all of the claims made in these cases are sustained, the combined damages would exceed the combined net worth of all such subsidiaries.

        Certain subsidiaries and affiliates of Integrated are parties to a lawsuit which seeks to affect the Company's interest in certain fees and payments due from limited partnerships organized or syndicated by affiliates of the Company.

        The Company is unable to predict the eventual outcome and impact on the consolidated financial statements of the above actions, suits, legal proceedings and claims.

10.     SEGMENT INFORMATION

        Prior to the changes in the business outlined in Note 1 in response to the Company's liquidity crisis, the Company was engaged in the following lines of business: the ownership and operation of life insurance companies and independent general insurance agencies, and the organization, management and sale of direct participation Investment
        Programs and provision of investment counseling and money management services for private accounts, Company-sponsored mutual funds and the mutual fund underlying certain separate accounts of its life insurance subsidiaries.

        The tables below set forth the approximate amount of operating revenues, income/(loss) from operations before income taxes and depreciation and amortization contributed by each of the Company's principal business segments for the nine-month period ended September 30, 1993.

Consolidated Revenues

                                                                      Nine-Month
                                                                        Period
                                                                         Ended
                                                                     September 30,
                                                                         1993
                                                                     -------------
Continuing operations:
  Investment programs .....................................            $ 28,347
  Financial and miscellaneous .............................              64,714
                                                                       --------
           Total revenues .................................            $ 93,061
                                                                       ========
Income (loss) before Income Taxes

                                                                      Nine-Month
                                                                        Period
                                                                         Ended
                                                                     September 30,
                                                                         1993
                                                                     -------------
Continuing operations:
  Investment programs .....................................            $ 18,550
  Financial and miscellaneous (1) .........................              39,357
                                                                       --------
                                                                         57,907

Unallocated corporate overhead ............................             (26,372)
                                                                       --------
                                                                         31,535

Discontinued operations ...................................               5,660
                                                                       --------
                                                                         37,195

Extraordinary item ........................................               1,568
                                                                       --------
           Income (loss) before income taxes ..............            $ 38,763
                                                                       ========

Depreciation and Amortization

                                                                      Nine-Month
                                                                        Period
                                                                         Ended
                                                                     September 30,
                                                                         1993
                                                                     -------------
Continuing operations:
  Investment programs .....................................            $    474
  Financial and miscellaneous .............................                --
                                                                       --------
                                                                            474

Discontinued operations ...................................                --
                                                                       --------
                                                                            474

Corporate .................................................                 710
                                                                       --------
                                                                       $  1,184
                                                                       ========

           (1) Financial and miscellaneous revenues consist substantially of interest income on receivables arising from Investment Programs, primarily deferred fees and deferred contract rights, and income on investments held by non-life insurance companies.

11.     SUBSEQUENT EVENTS

        During December 1993, the Company sold its interest in a certain mortgage loan. The Company realized a gain on the transaction of approximately $1,725.

        The Company has settled certain claims of senior indebtedness subsequent to September 30, 1993. Such claims resulted from borrowings by subsidiaries of Integrated, which borrowings were guaranteed by Integrated prior to filing its Chapter 11 petition. As a result of settlements which have been signed to date, the Company will record pretax extraordinary gains aggregating approximately $3,550 subsequent to September 30, 1993.

                                     ******

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------
          None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------

         The names, ages and positions of the directors and executive officers of Presidio are set forth below. Pursuant to the Plan, the Class A Directors serve an initial term which expires November 1997 and the Class B Directors serve an initial term of one year. Thereafter, all directors will be elected annually and hold office until their successors are elected and qualified, or until the earlier of their removal or resignation. All officers serve at the discretion of the Board of Directors.

      Name                        Age              Positions
- --------------------              ---              --------------------------------------------------------

Charles E. Davidson               42               Chairman of the Board and Class B Director

Joseph M. Jacobs                  43               Chief Executive Officer, President, and Class B Director

Martin L. Edelman                 55               Class A Director

Dean J. Takahashi                 38               Class A Director

Paul T. Walker                    60               Class A Director

Robert Holtz                      28               Vice President and Secretary

Jay L. Maymudes                   35               Vice President, Treasurer and Chief Financial Officer

         Charles E. Davidson has been a director of Presidio and the Chairman of the Board of Directors of Presidio since its formation in August 1994. Mr. Davidson is also Chairman of DLB Oil and Gas, Inc., an oil exploration company and has served as Chairman of the Board and director of Resurgence Properties Inc. ("Resurgence") since its formation in March 1994. He is also a director of Technology Service Group, Inc., a company engaged in the design, development, manufacturing and sale of public communications products and services. From December 1985 to May 1994, Mr. Davidson was a general partner of Steinhardt Partners, L.P. and Institutional Partners, L.P., private investment funds. He is currently the Chairman of the Board and a Member of Wexford and is the managing partner of a number of private investment partnerships.

         Joseph M. Jacobs has been a director of Presidio and the Chief Executive Officer and President of Presidio since its formation in August 1994. Since January 1996, Mr. Jacobs has been the President and a Member of Wexford. From April 1994 through December 31, 1995, Mr. Jacobs was the President and sole shareholder of Concurrency. Mr. Jacobs has been a director of Resurgence and the Chief Executive Officer, President and Treasurer of Resurgence since its formation in March 1994. From 1982 through May 1994, Mr. Jacobs was employed by, and since 1988 was the President of, Bear Stearns Real Estate Group Inc., a firm engaged in all aspects of real estate, where he was responsible for the management of all activities, including maintaining worldwide relationships with institutional and individual real estate investors, lenders, owners and developers.

         Martin L. Edelman has been a director of Presidio since February 1995. Mr. Edelman has been of Counsel to Battle Fowler LLP, a New York law firm, since January 1994. From prior to 1989 to December 1994, he was a partner in such firm. He is a director of Hospitality Franchise Systems, Inc., National Gaming Corporation and numerous private companies.

         Dean J. Takahashi has been a director of Presidio since November 1994. Mr. Takahashi has been Director of Investments - Endowment Management of Yale University since 1986, where he is responsible for analysis and recommendations regarding asset allocation and investment policy for Yale's $4.0 billion Endowment, $150 million Staff Pension Plan, and various Life Income Funds. Mr. Takahashi currently is a director of Smith Offshore Exploration, and an Advisory Board Member of Highland Capital Partners, APAX European Ventures, Summit Ventures, and Bain Capital.

         Paul T. Walker has been a director of Presidio since November 1994. Mr. Walker has been an independent financial consultant since January 1991, and a Trustee of The DBL Liquidating Trust since March 1992, where he serves as one of three Trustees in liquidating Drexel Burnham Lambert, Inc. for the benefit of creditors. Activities include claims settlement, asset sales and disposition of proceeds. From 1957 to 1990, Mr. Walker was employed by, and since 1985 was the Executive Vice President and Senior Credit Policy Officer of, The Chase Manhattan Bank.

         Robert Holtz has been a Vice President and Secretary of Presidio since its formation in August 1994. Since January 1996, Mr. Holtz has been a Senior Vice President and a Member of Wexford. From April 1994 through December 31, 1994, Mr. Holtz was a Vice President of Concurrency. Mr. Holtz has been a Vice President and Assistant Secretary of Resurgence since its formation in March 1994. From 1989 through May 1994, Mr. Holtz was employed by, and since 1993 was a Vice President of, Bear Stearns Real Estate Group Inc. where he was responsible for analysis, acquisitions and management of the assets owned by Bear Stearns Real Estate Group Inc. and its clients.

         Jay L. Maymudes has been a Vice President, Treasurer and Chief Financial Officer of Presidio since its formation in August 1994. Mr. Maymudes has been the Chief Financial Officer and a Vice President of Resurgence since July 1994, Secretary of Resurgence since January 1995 and Assistant Secretary from July 1994 to January 1995. Since January 1996, Mr. Maymudes has been the Chief Financial Officer, Treasurer and a Senior Vice President of Wexford. From July 1994 through December 31, 1995, Mr. Maymudes was the Chief Financial Officer and a Vice President of Concurrency. From December 1988 through June 1994, Mr. Maymudes was the Secretary and Treasurer, and since February 1990 was the Senior Vice President, of Dusco, Inc., a real estate investment advisor.

Item 11. EXECUTIVE COMPENSATION.
         ----------------------
General

         Presidio has no employment agreements and maintains no employee benefit plans. Information regarding compensation payable to Presidio Management, Steinhardt Management and Wexford for services provided under the Management Agreements and the Administrative Services Agreement, including the provision of persons to serve as officers and directors of Presidio, is discussed in "Business -- Material Agreements and Instruments." During 1995, Presidio reimbursed Concurrency for compensation and employee benefit costs allocable to the management of the Company, of which $301,849 was reimbursed for the services of Joseph M. Jacobs, Presidio's Chief Executive Officer and President, $110,590 was reimbursed for the services of Robert Holtz, Presidio's Vice President and Secretary and $108,056 was reimbursed for the services of Jay L. Maymudes, Presidio's Vice President, Treasurer and Chief Financial Officer.

Compensation of Directors

         Pursuant to a Memorandum of Understanding Regarding Compensation of Class A Directors of Presidio (the "Memorandum of Understanding"), each Class A Director receives an annual stipend of $25,000 for his service on the Board of Directors, payable in quarterly installments. Furthermore, pursuant to the Memorandum of Understanding, each Class A Director was issued as additional consideration, 4,550 Class A Shares ("Director Shares") which are held by Presidio for the benefit of such directors. The Director Shares are non-voting and non-transferable until the third anniversary of the Consummation Date, but carry the right to dividends and other distributions on Class A Shares, and the right to participate in any offerings or to assert preemptive rights along with other Class A Shares, subject to the following limitations: (i) each Class A Director shall receive on the first anniversary of the Consummation Date 20% of the distributions held on account of the Director Shares and (ii) each Class A Director shall receive on the second anniversary of the Consummation Date 30% of the distributions held on account of the Director Shares. On the third anniversary of the Consummation Date, the foregoing restrictions on Directors will lapse and the Director Shares will be turned over to the Class A Directors by Presidio along with any accumulated distributions. Notwithstanding the foregoing, the Director Shares and accumulated distributions shall be turned over to a Class A Director immediately upon his termination as a director other than for Cause (as defined) and shall be forfeited by such director immediately upon his resignation or termination for Cause during the three years following the Consummation Date. In addition, Presidio reimburses each Class A Director for all reasonable, out of pocket expenses, including, without limitation, travel expenses incurred in connection with Presidio's business or the director's service or duty as a director.

         The Class B Directors are not compensated by Presidio for their service on the Board of Directors; however, as Joseph M. Jacobs is an employee of Wexford, expenses he incurs are reimbursed by Presidio to Wexford.

Compensation Committee Interlocks and Insider Participation

         The Board of Directors of Presidio does not have a compensation committee. The full Board of Directors considered and adopted the Administrative Services Agreement, the Presidio Management and the Steinhardt Management Agreement. Charles E. Davidson, Chairman of the Board of Presidio and Joseph M. Jacobs, Presidio's Chief Executive Officer and President, participated in such deliberations as Presidio Class B Directors. Mr. Davidson is the principal of Presidio Management and Chairman of the Board and a Member of Wexford as well as an executive officer and director of Resurgence (but not a member of Resurgence's compensation committee). Mr. Jacobs is the President and a Member of Wexford as well as an executive officer and director of Resurgence (but not a member of Resurgence's compensation committee). See "Certain Relationships and Related Transactions."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

         The following table sets forth certain information known to Presidio with respect to beneficial ownership of the Class A Shares as of March 1, 1996 (based on 8,766,569 Class A Shares outstanding on such date) by: (i) each person who beneficially owns 5% or more of the Class A Shares, (ii) the executive officers of Presidio, (iii) each of Presidio's directors, and (iv) all directors and executive officers as a group:

                                                                     Beneficial Ownership
                                                               --------------------------------
                                                               Number of            Percentage
Name of Beneficial Owner                                        Shares              Outstanding
- ------------------------                                       ---------            -----------
Thomas F. Steyer                                                3,169,083 (1)           36.1%
Fleur A. Fairman

John M. Angelo
Michael L. Gordon                                               1,223,294 (2)           14.0%

The TCW Group, Inc. and Affiliates                              1,151,769 (3)           13.1%

Intermarket Corp.                                               1,000,918 (4)           11.4%

Michael Steinhardt                                                     -- (5)           --

Joseph M. Jacobs                                                       -- (5)           --

Robert Holtz                                                           --               --

Jay L. Maymudes                                                        --               --

Charles E. Davidson                                                    -- (5)           --

Martin L. Edelman                                                   4,550 (6)            *

Dean J. Takahashi                                                   4,550 (6)            *

Paul T. Walker                                                      4,550 (6)            *

Directors and executive officers as a group (7 persons)            13,650                *

- -----------------------
*        Less than 1% of the outstanding Common Stock.

(1) As the managing partners of each of Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P. and Tinicum Partners, L.P. (collectively, the "Farallon Partnerships"), Thomas F. Steyer and Fleur
         A. Fairman may each be deemed to own beneficially for purposes of Rule 13d-3 of the Exchange Act the 985,135, 1,104,240, 484,180 and 159,271
         shares held, respectively, by each of such Farallon Partnerships. These shares are included in the listed ownership. By virtue of investment management agreements between Farallon Capital Management, Inc. ("FCMI") and various managed accounts, FCMI has the authority to purchase, sell and trade in securities on behalf of such accounts and, therefore, may be deemed the beneficial owner of the 436,257 shares held in such accounts. Mr. Steyer and Ms. Fairman are the sole stockholders of FCMI and its Chairman and President, respectively. The shares beneficially owned by FCMI are included in the listed ownership. The other general partners of the Farallon Partnerships are David Cohen, Joseph Downes, Jason Fish, William Mellin, Meridee Moore and Eric Ruttenberg and such persons may also be deemed to own beneficially the shares held by the Farallon Partnerships. Each of such persons also serves as a managing director of FCMI.

(2) John M. Angelo and Michael L. Gordon, the general partners and controlling persons of AG Partners, L.P., which is the general partner of Angelo, Gordon & Co., L.P., may be deemed to have beneficial ownership under Section 13(d) of the Exchange Act of the securities beneficially owned by Angelo, Gordon & Co., L.P. and its affiliates. Angelo, Gordon & Co., L.P., a registered investment advisor, serves as general partner of various limited partnerships and as investment advisor of third party accounts with power to vote and direct the disposition of Class A Shares owned by such limited partnerships and third party accounts.

(3) TCW Special Credits, an affiliate of The TCW Group, Inc. serves as general partner of various limited partnerships and investment advisor of various trusts and third party accounts with power to vote and direct the disposition of Class A Shares owned by such limited partnerships, trusts and third party accounts. TCW Asset Management Company, a subsidiary of The TCW Group, Inc., is the managing general partner of TCW Special Credits. The TCW Group, Inc. may be deemed to be a beneficial owner of such shares for purposes of the reporting requirements of the Exchange Act; however, The TCW Group, Inc. and its affiliates disclaim beneficial ownership of these shares.

(4) Intermarket Corp. serves as General Partner for certain limited partnerships and as investment advisor to certain corporations and foundations. As a result of such relationships, Intermarket Corp. may be deemed to have the power to vote and the power to dispose of Class A shares held by such partnerships, corporations and foundations.

(5) Excludes 1,200,000 Class B Shares owned by IR Partners. Such Class B Shares are convertible in certain circumstances into 1,200,000 Class A Shares, however, such shares are not convertible at present. IR Partners is a general partnership whose general partners are Steinhardt Management, certain of its affiliates and accounts managed by it and Roundhill Associates. Roundhill Associates is a limited partnership whose general partner is Charles E. Davidson, the principal of Presidio Management, the Chairman of the Board of Presidio and a Member of Wexford. Joseph M. Jacobs, the Chief Executive Officer and President of Presidio and a Member and the President of Wexford, has a limited partner's interest in Roundhill Associates. Pursuant to Rule 13d-3 under the Exchange Act, each of Michael H. Steinhardt, the controlling person of Steinhardt Management and its affiliates and Charles E. Davidson may be deemed to be beneficial owners of such 1,200,000 shares.

(6) Shares issued to each Class A Director of Presidio pursuant to a Memorandum of Understanding Regarding Compensation of Class A Directors of Presidio. See "Executive Compensation -- Compensation of Directors."

         The address of Thomas F. Steyer and the other individuals mentioned in footnote 1 above (other than Fleur A. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, San Francisco, California 94111 and the address of Fleur A. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022. The address of The TCW Group, Inc. and its affiliates is 865 South Figueroa Street, 18th Floor, Los Angeles, California 90017. The address of Angelo, Gordon & Co., L.P. and its affiliates is 245 Park Avenue, 26th Floor, New York, New York 10167. The address for Intermarket Corp. is 667 Madison Avenue, New York, New York 10021.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

Presidio Management Agreement

         Pursuant to the Presidio Management Agreement, Presidio Management was engaged to serve as manager of the Company. See "Business -- Material Agreements and Instruments." Charles E. Davidson, a director of Presidio, is the principal and controlling Member of Presidio Management. Mr. Davidson is the controlling person of one of the general partners IR Partners, the owner of 1.2 million Class B Shares. Mr. Davidson and his affiliates also provide management and other services to third parties that are not related to the Company. Presidio Management has directed that 50% of its annual management fee be paid to Joseph
M. Jacobs, the Chief Executive Officer and President of Presidio and beginning January 1, 1996, 50% of its annual management fee be paid to Wexford. During 1995 Presidio Management and Mr. Jacobs each received approximately $600 thousand under the terms of this agreement.

Administrative Services Agreement

         Pursuant to the Administrative Services Agreement, Wexford is engaged to provide certain administrative and management services to the Company. See "Business -- Material Agreements and Instruments." Under the Administrative Services Agreement, Presidio reimburses Wexford for Wexford's compensation and employee benefit costs allocable to the management of the Company. See "Executive Compensation." Joseph M. Jacobs, the Chief Executive Officer and President of Presidio, is the President and a Member of Wexford. Mr. Jacobs is also a limited partner of Roundhill Associates, which serves as a general partner of IR Partners, the owner of 1.2 million Class B Shares. Robert Holtz, a Vice President and Secretary of Presidio, is a Senior Vice President and a Member of Wexford. Jay L. Maymudes, the Chief Financial Officer, Vice President and Treasurer of Presidio, is the Chief Financial Officer and a Senior Vice President of Wexford. Charles E. Davidson, a director and the Chairman of the Board of Directors of Presidio, is a Member and the Chairman of Wexford. Wexford also provides management and other services to third parties that are not related to Wexford.

Steinhardt Management Agreement and Steinhardt Expense Reimbursement

         Pursuant to the Steinhardt Management Agreement, Steinhardt Management was engaged to render certain consulting services to Presidio. See "Business -- Material Agreements and Instruments". Steinhardt Management and certain of its affiliates are partners of IR Partners which owns 1.2 million Class B Shares. Steinhardt Management and its affiliates also provide management and other services to third parties that are not related to the Company.

         Pursuant to the Plan, Steinhardt Management was entitled to reimbursement of its out-of-pocket expenses in connection with the Plan and related matters in an amount not to exceed $7.5 million. Steinhardt Management was paid such amount on the Consummation Date. Steinhardt Management, with the support of the various Integrated Creditors' Committees, sought reimbursement from Presidio for additional expenses incurred by Steinhardt Management in connection with the Plan of approximately $1.96 million. The Class A Directors of Presidio unanimously approved the payment of such amount on January 18, 1995. Subsequently, Steinhardt Management sought an additional reimbursement of approximately $161,000, which was unanimously approved by the Class A Directors of Presidio on March 28, 1995 and paid on April 27, 1995.

Greenwich, Connecticut Office Space

         Certain domestic subsidiaries of Presidio currently lease offices at 411 West Putnam Avenue, Greenwich, Connecticut, under a lease expiring in July 1998. The owner of the premises located in Greenwich, Connecticut is a partnership in which Charles E. Davidson, Presidio's Chairman of the Board, and Joseph M. Jacobs, Presidio's Chief Executive Officer and President, have an ownership interest of approximately 67%.

PART IV

Item 14.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K
          ------------------------------------------------------

         (a)  Financial  Statements  filed as part of this report,  set forth in
Item 8 of this annual report on Form 10-K:

       Financial Statements - Presidio Capital Corp. and Subsidiaries (Liquidation Basis)
                    Independent Auditors' Report
                    Consolidated Statements of Net Assets in Liquidation at December 31, 1995, 1994 and November 3, 1994 (Consummation
                    Date)

                    Consolidated Statements of Changes in Net Assets in Liquidation for the Year Ended December 31, 1995 and for the period November 3, 1994 (Consummation Date) through December 31, 1994
                    Notes to Consolidated Financial Statements

       Financial Statements - Integrated Resources, Inc. and Subsidiaries (Liquidation Basis)
                    Independent Auditors' Report
                    Consolidated Statement of Net Assets in Liquidation at December 31, 1993
                    Consolidated   Statements   of  Changes  in  Net  Assets  in
                    Liquidation for the periods January 1, 1994 through November 2, 1994 and October 1, 1993 through December 31, 1993
                    Notes to Consolidated Financial Statements

       Financial Statements - Integrated Resources, Inc. and Subsidiaries
       (Going Concern Basis)
                    Independent Auditors' Report
                    Consolidated Statements of Operations for the Nine-Month Period Ended September 30, 1993
                    Consolidated Statements of Cash Flows for the Nine-Month Period Ended September 30, 1993
                    Notes to Consolidated Financial Statements

         (b)  Exhibits:

                                             EXHIBIT INDEX
                                             -------------
Exhibit         Description
- -------         -----------
2.1             Disclosure  Statement  for  Sixth  Amended  Plan  of  Reorganization  submitted  by the          *
                Steinhardt Group and the Official Committee of Subordinated  Bondholders,  dated May 5,
                1994 (Volumes I and II only).

2.2             Sixth  Amended  Plan  of  Reorganization  Submitted  by the  Steinhardt  Group  and the          *
                Official Committee of Subordinated Bondholders, dated May 5, 1994.

2.3             Confirmation Order, dated August 8, 1994.                                                        *


3.1             Memorandum of Association of the Registrant and Amendment dated October 31, 1994.                *

3.2             Articles of Association of the Registrant.                                                       *

10.1            Asset Purchase Agreement between  Steinhardt  Management  Company,  Inc. and Integrated          *
                Resources, Inc., dated as of May 5, 1994.

10.2            First Amendment to Asset Purchase Agreement, dated as of August 8, 1994.                         *

10.3            Management  Agreement  between the Registrant  and Presidio  Management  Company,  LLC,          *
                dated as of November 3, 1994.

10.4            Management  Agreement between the Registrant and Steinhardt  Management Company,  Inc.,          *
                dated as of November 3, 1994.

10.5            Administrative  Services  Agreement  between the Registrant and Concurrency  Management          *
                Corp, dated as of November 3, 1994.

10.6            Form of Class A Director Indemnification Agreement, dated November 3, 1994.                      *

10.7            Class A Director Indemnification Trust Agreement, dated as of  November 3, 1994.                 *

10.8            Form of Indemnification  Agreement with Qualified  Indemnitees,  dated as of August 29,          *
                1994.

10.9            Indemnification Security Agreement, dated as of November 3, 1994.                                *

10.10           Note Payable to Presidio TSA Corp., dated November 3, 1994.                                      *

10.11           Security  Agreement between the Registrant and Presidio TSA Corp., dated as of November          *
                3, 1994.

10.12           Agreement to Modify Contract Right Agreements, dated as of September 29, 1994.                   *

10.13           Discount Purchase Option Agreement, dated as of November 2, 1994.                                *

10.14           Second Amended and Restated  Settlement  Agreement,  dated as of September 29, 1994 (as          *
                amended on October 5, 1994) by and among  Steinhardt  Management,  Presidio  and Beigel
                Schy Lasky Rifkind Goldberg and Fertik (the B&S Settlement Agreement).

                                       EXHIBIT INDEX -- Continued
                                       -------------
Exhibit         Description
- -------         -----------
10.15           Asset Purchase  Agreement by and between Newport News  Cablevision,  Ltd. and Cox Cable          *
                Hampton Roads, Inc., dated as of November 8, 1994.

10.16           Asset  Purchase  Agreement by and between  American Cable TV Investors 4, Ltd. and Time          *
                Warner  Cable  Ventures,  a division of Time Warner  Entertainment,  L.P.,  dated as of
                February 8, 1995.

10.17           Office Lease, dated as of March 31, 1995, between Concurrency,  Inc., as Landlord,  and          *
                Presidio FF&E Corp., as Tenant,  for the premises located at 411
                West Putnam Avenue, Greenwich, Connecticut 06830.

10.18           Management  and  Administrative  Services  Agreement,   dated  March  31,  1995,  among          *
                Fieldstone  Private Capital Group,  L.P.,  Presidio Capital Corp.,  Presidio ALI Corp.,
                ALI Capital Corp.,  ALI Equipment  Management  Corp.,  Integrated  Resources  Equipment
                Group,  Inc.,  Presidio  Equipment Leasing Corp., IAC Leasing Corp. III, Walker Leasing
                Corp.,  Investors  Credit Corp., IR Birch Corp.,  Integrated  Equipment  Leasing Corp.,
                Integrated  Aircraft  Corp.,  Integrated  Equipment  Holding Corp.,  Regional  Airlines
                Leasing,  Presidio  Aircraft  Fund  Management  Corp.,  Integrated  Lease Plans,  Inc.,
                Presidio Rail Corp.,  Integrated  Rail Corp.,  Presidio  High Equity Corp.,  Integrated
                Container  Corp.,  Integrated  Resources  Aircraft Corp.,  Resources  Satellite  Corp.,
                Integrated Aircraft Fund Management Corp.

10.19           Assignment of Administrative  Services Agreement between  Concurrency  Management Corp.
                And Wexford Management LLC, effective January 1, 1996.

10.20           Asset Sale Agreement dated as of September 7, 1995, between Majco Building  Specialties
                L.P. ("Seller") and CFM International.

10.21           Amendment No. 1 to Asset Sale Agreement, dated as of September 7, 1995, by and between
                Majco Building Specialties, L.P. ("Seller") and CFM International Inc. ("Purchaser").

10.22           Stock  Purchase  Agreement,  dated  December  21,  1995  between  the  Rotor  Tool L.P.
                ("Seller") and INTOOL, Inc. ("Buyer").

10.23           Resignation as Co-General Partner of ACT V dated January 17, 1996.

10.24           Amended and Restated Grantor Trust Agreement, dated January 1, 1996.

10.25           Secured  Promissory Note, dated March 28, 1996,  between Roundhill  Associates L.P. and
                Roundhill Associates II L.P. and Presidio Capital Corp.

                                       EXHIBIT INDEX -- Continued
                                       -------------
Exhibit         Description
- -------         -----------
21              Subsidiaries of the Registrant                                                                   *

99              No Action  Letter  Response of the Office of Chief  Counsel,  Division of  Investment            *
                Management, dated August 5, 1994, and No Action Request Letter of Schulte Roth & Zabel,
                dated  August 4, 1994.





         (c)  Reports on Form 8-K

              None.








*Incorporated herein by reference to the Company's Form 10 Registration
 Statement

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PRESIDIO CAPITAL CORP.



                                   By:    /s/     Jay L. Maymudes
                                        ----------------------------------------
                                        Jay L. Maymudes
                                        Vice President,
                                        Treasurer and Chief Financial Officer

Date: April 15, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the 15th day of April, 1996.

     Signature                                            Title
     ---------                                            -----

By: /s/ Charles E. Davidson
    ---------------------------
     Charles E. Davidson                     Chairman of the Board and Director

By: /s/ Joseph M. Jacobs
    ---------------------------
     Joseph M. Jacobs                        Chief Executive Officer, President,
                                             and Class B Director

By: /s/ Martin L. Edelman
    ---------------------------
     Martin L. Edelman                       Class A Director

By: /s/ Dean J. Takahashi
    ---------------------------
     Dean J. Takahashi                       Class A Director

By: /s/ Paul T. Walker
    ---------------------------
     Paul T. Walker                          Class A Director

By: /s/ Jay L. Maymudes
    ---------------------------
     Jay L. Maymudes                         Chief Financial Officer,
                                             Vice President and Secretary
                                             (Principal Financial and Accounting
                                             Officer)