Form 10-Q
period 1995-12-30
PRESIDIO CAPITAL CORP
filed 1996-05-15
CIK 943358

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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


Registrant's telephone number, including area code: (441) 295-9166

Former name, former address and former fiscal year,
if changed since last report                                 N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    [ X ]     No    [   ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        As of April 3, 1996, there were 8,766,569 Class A Common Shares,
                       U.S. $0.01 par value, outstanding.
================================================================================

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               Consolidated Statements of Net Assets in Liquidation as of March 31, 1996 (unaudited) and December 31, 1995

               Consolidated Statements of Changes in Net
               Assets in Liquidation for the Three Month Periods
               Ended March 31, 1996 (unaudited) and 1995 (unaudited)

               Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities

Part II  - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                (Expressed in thousands of United States dollars)

                                                             March 31,
                                                               1996      December 31,
                                                           (unaudited)       1995
                                                           -----------   ------------
Assets:

Cash and cash equivalents (including restricted
    cash of $23,037 and $21,603) ......................      $255,012      $120,613
Investments ...........................................        31,005        32,769
Contract rights .......................................        38,000       235,681
Notes and other receivables (net of non-recourse
    indebtedness of $17,407 and $17,599) ..............       108,701        76,193
Other assets ..........................................         5,532         5,519
                                                             --------      --------

                      Total assets ....................      $438,250      $470,775
                                                             --------      --------


Liabilities:

Debt ..................................................      $  4,895      $  4,895
Dividends Payable .....................................        32,544        10,014
Estimated costs of liquidation ........................        59,679        64,638
Estimated tax liability ...............................         6,000         6,000
                                                             --------      --------

                      Total liabilities ...............       103,118        85,547
                                                             --------      --------

                              Net Assets in Liquidation      $335,132      $385,228
                                                             ========      ========


                 See notes to consolidated financial statements

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                (Expressed in thousands of United States dollars)

                                                       For the three months
                                                           Ended March 31,
                                                   ------------------------------
                                                      1996                1995
                                                   (unaudited)        (unaudited)
                                                   -----------        -----------
Net Assets in Liquidation,
    January 1, ............................         $ 385,228          $ 399,396

Dividends paid / accrued ..................           (52,572)              --

Increase from revaluation of
    assets and liabilities ................             1,458              8,285

Interest income ...........................             1,018              2,476
                                                    ---------          ---------

Net Assets in Liquidation,
     March 31, ............................         $ 335,132          $ 410,157
                                                    =========          =========







                 See notes to consolidated financial statements

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------------

Presidio Capital Corp. ("Presidio" and, collectively with its subsidiaries, the "Company") was organized on August 29, 1994, in the British Virgin Islands under the International Business Companies Act (Cap. 291), to purchase, directly or through its subsidiaries, substantially all of the assets of Integrated Resources, Inc. ("Integrated") for the purpose of liquidation and distribution of capital to shareholders. The Company was formed in accordance with the Sixth Amended Plan of Reorganization Submitted by the Official Committee of Subordinated Bondholders and the Steinhardt Group, (the "Plan") confirmed by the United States Bankruptcy Court for the Southern District of New York by order dated August 8, 1994. The Plan was consummated on November 3, 1994 (the "Consummation Date").

The Plan gave creditors of Integrated the right to receive approximately 88% of Presidio's authorized capital stock represented by Class A shares in lieu of all or part of their cash distribution as defined in the Plan. Approximately 12% of stock was issued to and purchased by IR Partners, a general partnership among Steinhardt Management Company, Inc. ("Steinhardt"), certain of its affiliates and an affiliate of Charles E. Davidson, the principal of Presidio Management Company, LLC and Chairman of the Board of the Company and Joseph M. Jacobs, the Chief Executive Officer and President of the Company, for approximately $36 million.

The Company is co-managed by Wexford Management LLC ("Wexford") and Steinhardt, who direct on a discretionary basis, the disposition, liquidation and sale of the Company's assets. The administration of these liquidating responsibilities is performed by Wexford who is principally responsible for the implementation of the day to day operations as well as the liquidation of the Company. A fixed annual fee is paid to each of the co-managers.

Reference is made to the notes to the consolidated financial statements for the year ended December 31, 1995, included in the Company's Annual Report on Form
10-K ( the "Form 10-K") for information with regard to the organization, significant accounting policies and disclosures made pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim financial data is unaudited; however, in the opinion of management, the Company's interim financial data for the three month period ended March 31, 1996 includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim period. These consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Form 10-K.

Liquidation Basis

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

The valuation of assets and liabilities requires many estimates and assumptions. The actual value of any liquidating distributions will depend upon a variety of factors including, among others, the actual market prices of any assets that may be distributed in kind, the proceeds from the sale of any of the Company's assets and the timing of distributions. The valuations presented in the accompanying Statements of Net Assets in Liquidation represent estimates at the dates shown, based on current facts and circumstances, of the estimated net realizable value of assets and estimated costs of implementation of the Plan. The net values ultimately realized and costs actually incurred could be higher or lower than the amounts recorded.

NOTE 2 - CONTRACT RIGHTS
- ------------------------

In May 1995, Presidio entered into a series of interest rate hedges (the "Hedges") through the short sales of ten-year U.S. government treasury notes (the "Notes") maturing in February and March 2005. These Notes had an aggregate notional value of $225 million, and were designed to reduce the impact of interest rate fluctuations on the projected proceeds from future Contract Right transactions. In March 1996, amid increases in prevailing interest rates, the Company settled its position with regard to the Hedges realizing a loss of $2.6 million.

On March 28, 1996 (the "Closing Date"), the Company and certain of its subsidiaries sold 117 of its 123 Contract Rights in a private securitization transaction which yielded net proceeds of approximately $205 million. After completion of the securitization there are six Contract Rights remaining, which the Company estimates have an approximate net realizable value of $38 million.

The securitization certificates that were sold are secured by substantially all of the payment stream from the primary term of the related Contract Rights. The certificates sold in the securitization are not backed by the Company. Most of the remaining payment stream, which is effectively subordinated to the certificates sold in the securitization, will be used to make payment to the holder of another certificate, (the "T-Two Holder") 99% of which was sold to a newly formed company, T-Two Holding, LLC ("the LLC"), an entity owned by certain affiliates of Presidio (the "Affiliates"). These Affiliates are controlled by the Chairman of the Board and the President of Presidio. On the Closing Date Presidio made a $31.5 million recourse loan to the Affiliates; the proceeds of which were used to purchase the Affiliates interests in the LLC. This loan accrues interest at 25% per annum, and is reflected in the Company's Notes and Receivables balance at March 31, 1996. The LLC will conduct a rights offering directed to the Company's shareholders as soon as practicable, which the Company believes may not occur until early 1997, enabling the Company's shareholders to acquire all of the LLC.

In connection with the Contract Rights securitization, approximately $9.4 million was withheld from the net proceeds as reserves for certain representations and warrantees made by the Company. These amounts are expected to be returned to the Company within 90 days, and are reflected in the March 31, 1996 Notes and Receivables balance.

NOTE 3 - DIVIDENDS PAID/ACCRUED
- -------------------------------

On January 12, 1996 and February 9, 1996, dividends of $10 million and $20 million, or $1.00 and $2.00 per share, respectively, were paid to all shareholders of record as of January 3, 1996 and January 29, 1996, respectively. Also, on March 27, 1996 the Company declared a dividend of $32.5 million, or $3.25 per share payable to all shareholders of record as of April 3, 1996. This dividend is reflected as a liability at March 31, 1996 and was paid on April 12, 1996. Additionally, on May 14, 1996 the Company declared a dividend of $140 million, or $14.00 per share payable to all shareholders of record as of May 20, 1996.

NOTE 4 - REVALUATION OF ASSETS AND LIABILITIES
- ----------------------------------------------

The increases in Net Assets in Liquidation resulting from revaluation of assets and liabilities for the three month periods ended March 31, 1996 and March 31, 1995 are as follows:

                                                               (Thousands)
                                                           Three month period
                                                             Ended March 31,
                                                         ----------------------
                                                          1996           1995
                                                         -------        -------
Increase in estimated net
   realizable value of assets ...................        $ 1,458        $   456
(Increase) in estimated costs
   of liquidation ...............................           --           (2,061)
Return of overpayments and
   bankruptcy settlements .......................           --            8,890
Decrease in estimated tax liability .............           --            1,000
                                                         -------        -------
                                                         $ 1,458        $ 8,285
                                                         =======        =======

NOTE 5 - SUBSEQUENT EVENTS
- --------------------------

On May 6, 1996, the securities litigation expert assigned to evaluate a proposed settlement in Mark Erwin, Trustee, et.al. v.Resources High Equity, Inc., et.al. (The "HEP Action"), submitted a report stating that he was unable to conclude that the revised settlement as proposed is fair, reasonable and adequate, and recommending that the settlement be revised and restructured in certain respects. The Company is considering a variety of alternatives relating to the structure of, and the consideration to be received in connection with, the settlement in response to the expert's report. A hearing on the expert's report and preliminary approval of the revised settlement is scheduled for May 28, 1996.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES

The following section includes a discussion and analysis of financial condition and liquidation activities of the Company for the three month period ended March 31, 1996.

Liquidity and Capital Resources

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

Cash available for distributions, defined as cash and cash equivalents less restricted cash, increased by $134 million during the quarter ended March 31, 1996 primarily due to net proceeds received from the securitization of Contract Rights of $205 million less dividends paid of $30 million and loans made to affiliates of $31.5 million.

Restricted cash at March 31, 1996 was $23.0 million and is primarily comprised of reserves for bankruptcy claims of $7.3 million and deposits for escrow accounts as security for indemnification of certain former officers and directors of Integrated and the Class A Directors of Presidio of $15.0 million (see A) and B) below).

A) The indemnity for the former officers and directors of Integrated ("Qualified Indemnity") is collateralized by cash and all the stock and partnership interests in the Company's non- U.S. subsidiaries under the Indemnification Agreements (the "Indemnification Agreements"). All distributions made by the Company are limited by a requirement that the Company have certain minimum net assets after distribution to discharge any pending and expected Qualified Indemnity obligations. The balance in this account at March 31, 1996 was $10.9 million.

         Presidio's ability to make distributions to shareholders remains limited in accordance with the terms of the indemnification obligations to the former officers and directors of Integrated and its subsidiaries under the Indemnification Agreements. Presidio has no basis for believing that any of those indemnification obligations will be material. However, pursuant to the terms of the Indemnification Agreements, Presidio is required to notify beneficiaries thereunder of dividends and certain other transfers of cash made by certain subsidiaries of Presidio to Presidio, and by Presidio to its shareholders, and to retain the value of certain collateral granted as security for such indemnification obligations. Presidio provided notice to the beneficiaries of the Indemnification Agreements prior to distribution of all dividends paid and declared during the first quarter ended March 31, 1996.

B) The Plan also provided for indemnification of the Class A Directors of Presidio. The indemnification amounts were secured by an initial escrow deposit which was made on the Consummation Date. Presidio is also required to make quarterly escrow deposits equal to the greater of (i) $750,000, or (ii) 1% of any amounts distributed to shareholders of Presidio, for additional indemnification security. In accordance therewith, Presidio deposited $750,000 in the first quarter of 1996. The escrowed amounts will not be available for distribution to shareholders until the indemnification agreement expires. The balance in this account at March 31, 1996 was $4.1 million.

         Presidio believes that cash on hand, revenues generated from interests in businesses that continue to operate and proceeds from selling businesses and other assets will be sufficient to support the Company's operations and meet its obligations. Exclusive of proceeds from the securitization of the portfolio of the Company's Contract Rights, distributions made, and costs and loans incurred in connection with the securitization, the Company had positive net operating cash flow of $5.5 million for the three month period ended March 31, 1996.

Liquidation Activities

The Company's cash and cash equivalents increased by approximately $135 million for the three month period ended March 31, 1996. The components of the change in cash and cash equivalents, are as follows:

                                                                        (Millions)
                                                                   Three Month Period
                                                                     Ended March 31,
                                                                   ------------------
                                                                     1996     1995
                                                                    ------   ------
Cash Inflows
- ------------
Contract Rights Securitization Proceeds, net ....................   $205.1   $ --
Operating Cash Inflows ..........................................     11.5     19.5
Interest income .................................................      1.0      2.5
                                                                    ------   ------
    Total Cash Inflows ..........................................    217.6     22.0
                                                                    ------   ------

Cash Outflows
- -------------
Dividends paid ..................................................     30.0     --
Loans to Affiliates .............................................     31.5     --
Legal and other expenses - Contract Rights ......................     14.7     --
Legal, accounting and consulting fees ...........................      1.9      2.2
Miscellaneous general and administrative costs ..................      5.1      3.8
Bankruptcy claims paid ..........................................     --       17.1
Steinhardt Management Co. .......................................
    expense reimbursement .......................................     --        2.0
                                                                    ------   ------
    Total Cash Outflows .........................................     83.2     25.1
                                                                    ------   ------
Increase (Decrease)  in cash and cash equivalents ...............    134.4     (3.1)
Cash and cash equivalents, beginning of period ..................    120.6    173.9
                                                                    ------   ------
Cash and cash equivalents, end of period ........................   $255.0   $170.8
                                                                    ======   ======

On March 27, 1996 the Company declared a dividend of $32.5 million, or $3.25 per share payable to all shareholders of record as of April 3, 1996. This dividend is reflected as a liability at March 31, 1996 and was paid on April 12, 1996. Additionally, on May 14, 1996 the Company declared a dividend of $140 million, or $14.00 per share payable to all shareholders of record as of May 20, 1996.

Current Operations

Operating cash inflows for the three month period ended March 31, 1996 decreased by $8.0 million as compared to the prior year, primarily due to the fact that 1995 proceeds included $6.5 million from three tenants who purchased leased properties under the terms of their leases. These non-recurring transactions coupled with reduced cash flow as a result of other assets that were liquidated in 1995 contributed to this decrease.

Interest   income   decreased  due  to  lower  cash  balances   resulting   from
distributions made to shareholders in 1995 and 1996.

There were no payments made during the first quarter in connection with the resolution of remaining disputed bankruptcy claims.

Legal, accounting and consulting fees decreased primarily due to reduced usage of outside consultants.

Miscellaneous general and administrative costs increased as compared to the prior year's first quarter due to a) timing of reimbursements to Wexford in connection with use of personnel and other administrative costs, and b) payment of bonus and quarterly fees of $478,100 and $779,865, respectively, to Fieldstone Private Capital Group, L.P. ("Fieldstone") for the purposes of managing Presidio's interests in certain equipment leasing activities. These increases were partially offset by an overall reduction in general and administrative costs. Presidio entered into the management agreement with Fieldstone effective March 31, 1995.

Contract Rights

In May 1995, Presidio entered into a series of Hedges through the short sales of ten-year Notes maturing in February and March 2005. These Notes had an aggregate notional value of $225 million, and were designed to reduce the impact of interest rate fluctuations on the projected proceeds from future Contract Right transactions. In March 1996 the Company settled its position with regard to the Hedges realizing a loss of $2.6 million.

In a private securitization transaction completed on March 28, 1996, the Company sold 117 of the 123 Contract Rights owned directly or indirectly by the Company. Such securitized transaction, which was unanimously approved by Presidio's Board of Directors, yielded proceeds before expenses and reserves of approximately $233 million, approximately $205 million of which has been distributed to Presidio or one of its subsidiaries. The following describes the structure of such securitization.

Securitization. On March 28, 1996, the Company sold all of its right, title and interest in 117 Contract Rights to the Contract Right Grantor Trust (the
"Grantor Trust"), formed pursuant to a Grantor Trust Agreement. The Grantor Trust issued a certificate (the "Grantor Trust T-1 Certificate") to a trust (the "Trust") formed pursuant to a Pooling Agreement, dated as of January 1, 1996, among the Grantor Trust, acting through the Grantor Trust Trustee, as depositor, Bankers Trust Company, as servicer, and The First National Bank of Chicago, as trustee in exchange for the Certificates (as defined below).

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

The Trust consists, among other things, of all the right, title and interest arising from and in connection with the Grantor Trust T-1 Certificate. A "real estate mortgage investment conduit" ("REMIC") election has been made in connection with certain assets of the Trust for U.S. Federal income tax purposes. The Trust issued five classes of certificates: the Class A-1 Certificates, the Class B-1 Certificates, the Class C-1 Certificates and the Class D-1 Certificates (collectively, the "Offered Certificates") and the Class R Certificate (collectively, with the Offered Certificates, the "Certificates"). The Class R Certificate was transferred to a new corporation affiliated with the T-2 Holder, T-Two Corp.

Upon the transfer of the Certificates to the Grantor Trust in exchange for the Grantor Trust T-1 Certificate, the Grantor Trust sold the Offered Certificates to Bear, Stearns & Co. Inc. ("Bear Stearns") in a private placement, which Bear Stearns, in turn, sold in transactions pursuant to Rule 144A under the Securities Act. The Grantor Trust applied substantially all of the proceeds from the sale of the Offered Certificates as the purchase price for the Contract Rights.

Presidio Loan. On the closing date, Presidio loaned an aggregate of $31.5 million to Roundhill Associates L.P. and Roundhill Associates II L.P., both Connecticut limited partnerships (collectively, the "T-2 Organizers"). Charles
E. Davidson, Chairman of the Company, is the managing general partner with a 50 percent partnership interest in each of the T-2 Organizers, Joseph M. Jacobs, President of the Company, is a limited partner with a 45 percent partnership interest in each of the T-2 Organizers and Robert Holtz, Vice President of the Company, has the remaining 5% limited partnership interest in the T-2 Organizers. Such loans (i) are obligated to be repaid on the completion of the rights offering discussed below but no later than March 28, 1999, (ii) bear interest payable on the payment of principal at the rate of 25% per annum and
(iii) are secured by a pledge of 100% of the membership interests in a newly-formed limited liability company ("T-2 LLC"). Proceeds from the loan were used to capitalize the T-2 organizers interest in T-2 LLC.

Rights Offering. T-2 LLC will conduct a rights offering as soon as practicable, which Presidio believes may not occur until early 1997. Until the rights offering is completed, the T-2 LLC is precluded from making any distributions to its members. The rights offering will be an offering of transferable rights to purchase the equivalent of 100% of the membership interests in T-2 LLC, and will be made to the holders of Presidio common stock. The T-2 Organizers will sell their membership interest to T-2 LLC upon completion of the rights offering to the extent that the rights issued in the rights offering are subscribed and will receive out of the proceeds of the rights offering in exchange for an amount equal to the following: (i) the purchase price for such interests, (ii) their interest payments on the $31.5 million loan from Presidio, (iii) their net tax liability as a consequence of owning the interests being sold, computed based upon the marginal effective tax rates of the individual partners of the T-2 Organizers, minus 12% of the losses, if any, recognized by them as a consequence of their ownership of such interest plus (iv) $50,000 representing the anticipated out-of-pocket expenses of the affiliates of the T-2 Organizers in maintaining their investments through certain entities in the T-2 Holders in a manner that was designed to facilitate the completion of the Contract Rights securitization.

On May 6, 1996, the securities litigation expert assigned to evaluate a proposed settlement in Mark Erwin, Trustee, et. al. v.Resources High Equity, Inc., et. al. (The "HEP Action"), submitted a report stating that he was unable to conclude that the revised settlement as proposed is fair, reasonable and adequate, and recommending that the settlement be revised and restructured in certain respects. The Company is considering a variety of alternatives relating to the structure of, and the consideration to be received in connection with, the settlement in response to the expert's report. A hearing on the expert's report and preliminary approval of the revised settlement is scheduled for May 28, 1996.

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
- ---------------------------

The following information should be read in conjunction with Item 3. "Legal Proceedings" of the Company's December 31, 1995 Form 10-K.

Mark Erwin, Trustee, et. al. v. Resources High Equity, Inc., et. al. (the "HEP Action")
- --------------------------------------------------------------------

Reference is made to Note 5 of the Consolidated  Financial Statements in Part I,
Item 1, Financial Statements.


Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

         (a)    Not applicable

         (b) The Company was not required to file any reports on Form 8-K during the quarter ended March 31, 1996.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRESIDIO CAPITAL CORP. (Registrant)

                                      By:  /s/  Joseph M.  Jacobs
                                           -------------------------------------
                                           Joseph M. Jacobs
                                           Chief Executive Officer and President


                                      By:  /s/  Jay L.   Maymudes
                                           -------------------------------------
                                           Jay L. Maymudes
                                           Vice President, Treasurer and Chief
                                                   Financial  Officer


Date: May 15, 1996