Form 10-Q
period 1996-06-30
PRESIDIO CAPITAL CORP
filed 1996-08-14
CIK 943358

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

        As of August 2, 1996, there were 8,766,569 Class A Common Shares,
                       U.S. $0.01 par value, outstanding.
================================================================================

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

         Consolidated Statements of Net Assets in Liquidation as of June 30, 1996 (unaudited) and December 31, 1995 (audited)

         Consolidated Statements of Changes in Net Assets in Liquidation for the Three and Six Month Periods Ended June 30, 1996 and 1995 (unaudited)

         Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities

Part II -OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                             PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                      (Expressed in thousands of United States dollars)


                                                        June 30,    December 31,
                                                          1996         1995
                                                        ---------   ----------
Assets:

Cash and cash equivalents (including restricted
   cash of $23,827 and $21,603) ......................  $101,561     $120,613
Investments ..........................................    29,698       32,769
Contract rights ......................................    36,187      235,681
Notes and other receivables (net of non-recourse
    indebtedness of $-- and $17,599) .................    97,943       76,193
Other assets .........................................     5,098        5,519
                                                        --------     --------

                      Total assets ...................  $270,487     $470,775
                                                        ========     ========



Liabilities:

Debt .................................................  $    900     $  4,895
Dividends payable ....................................      --         10,014
Estimated costs of liquidation .......................    55,698       64,638
Estimated tax liability ..............................     4,902        6,000
                                                        --------     --------

                      Total liabilities ..............    61,500       85,547
                                                        --------     --------

                      Net Assets in Liquidation ......  $208,987     $385,228
                                                        ========     ========


See notes to consolidated financial statements.

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
                (Expressed in thousands of United States dollars)

                                     Three Month Period         Six Month Period
                                        Ended June 30,           Ended  June 30,
                                      1996         1995         1996         1995
                                   ---------    ---------    ---------    ---------
Net Assets in Liquidation,
    beginning of period ........   $ 335,132    $ 410,157    $ 385,228    $ 399,396


    Dividends paid / accrued ...    (140,191)     (74,986)    (192,763)     (74,986)

    Increase from revaluation of
       assets and liabilities ..      11,619        6,322       13,077       14,607

    Interest income ............       2,427        1,981        3,445        4,457
                                   ---------    ---------    ---------    ---------

Net Assets in Liquidation,
    end of period ..............   $ 208,987    $ 343,474    $ 208,987    $ 343,474
                                   =========    =========    =========    =========

See notes to consolidated financial statements.

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

The interim financial data is unaudited; however, in the opinion of management, the Company's interim financial data for the three and six month periods ended June 30, 1996 includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim period. These consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Form 10-K.

Liquidation Basis

The Company's financial statements are prepared on the liquidation basis of accounting. The liquidation basis of accounting is appropriate when liquidation appears imminent and the Company is no longer viewed as a going concern. Under this method of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The valuations presented in these financial statements are presented in U.S. dollars under U.S. generally accepted accounting principles.

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

NOTE 2 - CONTRACT RIGHTS

During the quarter ended June 30, 1996, approximately $9.4 million, which was withheld from the Contract Rights Securitization net proceeds as reserves for certain representations and warrantees made by the Company, were returned to the Company.

Of the remaining Contract Rights, one tenant purchased their leased property from the Company during the quarter ended June 30, 1996, as permitted under the terms of their lease for $1.7 million.

NOTE 3 - DIVIDENDS

On April 12, 1996 and May 31, 1996, dividends of $32.5 million and $140 million, or $3.25 per share and $14.00 per share, respectively, were paid to all shareholders of record as of April 3, 1996 and May 20, 1996, respectively. Additionally, on July 30, 1996 the Company declared a dividend of $35 million, or $3.50 per share paid on August 9, 1996 and payable to all shareholders of record as of August 2, 1996.


NOTE 4 - REVALUATION OF ASSETS AND LIABILITIES

The increase in Net Assets in Liquidation resulting from revaluation of assets and liabilities for the three and six month periods ended June 30, 1996 and 1995 is as follows:

                                                         (000's)
                                       Three Month Period      Six Month Period
                                         Ended  June 30,        Ended  June 30,
                                        1996       1995       1996        1995
                                      --------   --------   --------   --------

Increase in estimated net
    realizable value of assets ....   $  7,386   $  4,882   $  8,844   $  5,338

Decrease (increase) in
    estimated costs of liquidation         238         43        238     (2,018)

Return of overpayments and
    bankruptcy settlements ........      3,995      1,397      3,995     10,287

Decrease in estimated tax
    liability .....................       --         --         --        1,000
                                      --------   --------   --------   --------
                                      $ 11,619   $  6,322   $ 13,077   $ 14,607
                                      ========   ========   ========   ========

During the quarter ended June 30, 1996, the Company continued to review the status of resolved and unresolved claims against Integrated. Through various settlements reached between the Company, one of its wholly owned indirect subsidiaries and various lenders, all claims relating to $4 million of capital contribution obligations of the subsidiary which were guaranteed by Integrated have been dismissed. It was concluded that the claims made on behalf of the guarantees have been fully satisfied under the terms of the Plan. As such, Net Assets in Liquidation have been increased by approximately $4 million.

In 1990, Integrated sold the majority of its core financial services businesses (including its insurance subsidiary Integrated Resources Life Co. ("Life")) to Broad, Inc. In connection with the sale, certain cash in Life was restricted by order of the Iowa Insurance Commissioner from being distributed to Integrated. Approval for distribution was contingent, in part, upon the resolution of various contingent liabilities, including contingent claims relating to state guarantee funds for failed insurance companies. The right to this remaining receivable from Life was transferred to an indirect wholly owned subsidiary of Presidio, in connection with Presidio's purchase of Integrated's estate in November 1994. On July 1, 1996, the Iowa Insurance Commissioner concluded that all contingent liabilities had been satisfied, and approved the transfer of all remaining cash from Life to the Company. As a result, the Company received approximately $13.4 million on July 2, 1996. Since the Company previously estimated that approximately $7.5 million would be realized upon satisfaction of all liabilities, Net Assets in Liquidation was increased by $5.9 million at June 30, 1996.

NOTE 5 - LITIGATION

On May 6, 1996, the securities litigation expert assigned to evaluate a proposed settlement in Mark Erwin, Trustee, et. al. v. Resources High Equity, Inc., et. al. (The "HEP Action"), submitted a report stating that he was unable to conclude that the revised settlement as proposed is fair, reasonable and adequate, and recommended that the settlement be revised and restructured in certain respects. A hearing on the expert's report and preliminary approval of the revised settlement occurred on May 28, 1996.

At this hearing, the Court ordered the parties to brief certain valuation issues, the requisite consents required from limited partners to approve the Exchange and the applicability of exemptions from the California securities law. Thereafter, in response to the expert's report, the proposed settlement was further revised to require independent appraisals of all assets of the HEP Partnerships.

A hearing on the issues the Court had ordered the parties to brief was held on July 9, 1996. On July 18, 1996, the Court preliminarily approved the proposed, revised settlement of the HEP Action, and made a preliminary finding that the proposed revised settlement is fair, adequate and reasonable to the class, and that a settlement class should be conditionally certified. The Court also set a hearing for August 19, 1996 to settle the form and method of notice to limited partners regarding the proposed, revised settlement.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES

The following section includes a discussion and analysis of financial condition and liquidation activities of the Company for the three and six periods ended June 30, 1996.

Liquidity and Capital Resources

The most significant sale to date was achieved on March 28, 1996. The Company sold 117 of its 123 Contract Rights in a private securitization transaction yielding net proceeds of approximately $205 million.

The Company's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets and reduction of operating costs. Although the Company considers its assumptions and estimates as to the values and timing of such liquidations to be reasonable, the period of time to liquidate the assets and distribute the proceeds of such assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control.

Cash available for distributions, defined as cash and cash equivalents less restricted cash, decreased by $154 million for the quarter ended June 30, 1996, primarily due to dividends paid of $173 million offset by the return of certain escrowed reserves maintained on the securitization of the Contract Rights of $9.4 million, and an increase in operating cash flow in the quarter.

Restricted cash at June 30, 1996 was $23.8 million and is primarily comprised of reserves for bankruptcy claims of $6.2 million and deposits for escrow accounts as security for indemnification of certain former officers and directors of Integrated and the Class A Directors of Presidio of $15.7 million (see A) and B) below).

A) The indemnity for the former officers and directors of Integrated ("Qualified Indemnity") is collateralized by cash and all the stock and partnership interests in the Company's non-U.S. subsidiaries under the Indemnification Agreements (the "Indemnification Agreements"). All distributions made by the Company are limited by a requirement that the Company have certain minimum net assets after distribution to discharge any pending and expected Qualified Indemnity obligations. The balance in the Qualified Indemnity escrow account at June 30, 1996 was $10.8 million.

         Presidio's ability to make distributions to stockholders remains limited in accordance with the terms of the indemnification obligations of the former officers and directors of Integrated and its subsidiaries under the Indemnification Agreements. Presidio has no basis for believing that any of those indemnification obligations will be material, and to date, no claim for such indemnification has been made. However, pursuant to the terms of the Indemnification Agreements,
         Presidio is required to notify beneficiaries thereunder of proposed dividends and certain other proposed transfers of cash made by certain subsidiaries of Presidio to Presidio, and by Presidio to its shareholders, and to retain the value of certain collateral granted as security for such indemnification obligations. Presidio provided notice to the beneficiaries of the Indemnification Agreements prior to distribution of all dividends paid and declared during the first and second quarters ended March 31, 1996 and June 30, 1996, respectively.

B) The Plan also provided for indemnification of the Class A Directors of Presidio. The indemnification amounts were secured by an initial escrow deposit which was made on the Consummation Date. Presidio is also required to make quarterly escrow deposits equal to the greater of (i) $750,000, or (ii) 1% of any amounts distributed to shareholders of Presidio, for additional indemnification security. In accordance therewith, Presidio deposited $1,500,000 in the first two quarters of 1996. The escrowed amounts will not be available for distribution to shareholders until the indemnification agreement expires. The balance in the Class A Directors escrow account at June 30, 1996 was $4.9 million.

Presidio believes that cash on hand, revenues generated from interests in businesses that continue to operate and proceeds from selling businesses and other assets will be sufficient to support the Company's operations and meet its obligations. The Company had positive net operating cash flow of $20.8 and $26.3 million for the three and six month periods ended June 30, 1996, respectively.

Liquidation Activities

The Company's cash and cash equivalents decreased by approximately $153.4 and $19.0 million for the three and six month period ended June 30, 1996, respectively, as compared to decreases of $65.9 and $69.0 million for the same periods of the prior year. The components of the change in cash and cash equivalents, are as follows:

                                                                                                     (Millions)
                                                                                     (unaudited)                   (unaudited)
                                                                                 Three Month Period              Six Month Period
                                                                                      June 30,                      June 30,
                                                                                1996           1995            1996        1995
                                                                             --------         -------         --------   --------
Cash Inflows
Contract Rights Securitization Proceeds, net .......................         $    --          $    --         $ 205.1    $    --
Operating Cash Inflows .............................................             22.1            18.0            33.6        37.5
Interest income ....................................................              2.4             2.0             3.4         4.5
                                                                             --------         -------         --------   --------
     Total Cash Inflows ............................................             24.5            20.0           242.1        42.0
                                                                             --------         -------         --------   --------
Cash Outflows
Dividends paid .....................................................            172.7            75.0           202.8        75.0
Loans to Affiliates ................................................               --              --            31.5          --
Legal and other expenses - Contract Rights .........................              1.5              --            16.1          --
Legal, accounting and consulting fees ..............................              1.4             3.7             3.3         5.9
Miscellaneous general and administrative costs .....................              1.7             3.9             6.8         7.7
Bankruptcy claims paid .............................................              0.5             3.2             0.5        20.3
Steinhardt Management Co. ..........................................
     expense reimbursement .........................................              0.1             0.1             0.1         2.1
                                                                             --------         -------         --------   --------
Total Cash Outflows ................................................            177.9            85.9           261.1       111.0
                                                                             --------         -------         --------   --------
Increase (Decrease) in cash and cash equivalents ...................           (153.4)          (65.9)          (19.0)      (69.0)
Cash and cash equivalents, beginning of period .....................            255.0           170.8           120.6       173.9
                                                                             --------         -------         -------    --------
Cash and cash equivalents, end of period ...........................         $  101.6        $  104.9        $  101.6    $  104.9
                                                                             ========        ========        ========    ========

On April 12, 1996 and May 31, 1996, dividends of $32.5 million and $140 million, or $3.25 per share and $14.00 per share, respectively were paid to all shareholders of record as of April 3, 1996 and May 20, 1996, respectively. Dividends of $30 million, or $3.00 per share, was paid in the first quarter of 1996. Additionally, on July 30, 1996 the Company declared a dividend of $35 million, or $3.50 per share paid on August 9, 1996 and payable to all shareholders of record as of August 2, 1996.

Current Operations

Operating cash inflows from period to period are not comparable due to the timing of liquidation activities.

Interest income increased in the quarter ended June 30, 1996 as compared to the same period of the prior year due to increased cash balances resulting from proceeds realized from the securitization of the Contract Rights. Interest income decreased for the six months ended June 30, 1996 as compared with the same period of the prior year due to increased distributions made to shareholders in 1996.

There were payments made during the second quarter in connection with the resolution of remaining disputed bankruptcy claims of $0.5 million.

Legal, accounting and consulting fees decreased primarily due to less outside consultants needed in the current period due to continued liquidating activites.

Miscellaneous general and administrative costs decreased for the three and six month periods ended June 30, 1996 as compared to the same period of the prior year due to decreased office expenses incurred in 1996.

Contract Rights
In May 1995, Presidio entered into a series of Hedges through the short sales of ten-year U.S. government Notes maturing in February and March 2005. These Notes had an aggregate notional value of $225 million, and were designed to reduce the impact of interest rate fluctuations on the projected proceeds from future Contract Right transactions. In March 1996 the Company settled its position with regard to the Hedges realizing a loss of $2.6 million.

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

The securitization certificates that were sold are secured by substantially all of the payment stream from the primary term of the related Contract Rights. The certificates sold in the securitization are not backed by the Company. Most of the remaining payment stream, which is effectively subordinated to the certificates sold in the securitization, will be used to make payment to the holder of another certificate, (the "T-Two Holder") 99% of which was sold to a newly formed company, T-Two Holding, LLC ("the LLC"), an entity owned by certain affiliates of Presidio (the "Affiliates"). These Affiliates are controlled by the Chairman of the Board and the President of Presidio. On the Closing Date Presidio made a $31.5 million recourse loan to the Affiliates; the proceeds of which were used to purchase the Affiliates interests in the LLC. This loan accrues interest at 25% per annum, and is reflected in the Company's Notes and Receivables balance at June 30, 1996. As of June 30, 1996 interest accrued on the loan is approximately $2.1 million. The LLC will conduct a rights offering directed to the Company's shareholders as soon as practicable, which the Company believes may not occur until early 1997, enabling the Company's shareholders to acquire all of the LLC. The proceeds of such rights offering will be used in part by the LLC to repurchase the membership interests initially acquired by the Affiliates, who will in turn, be obligated at that time to repay the $31.5 million Presidio loan plus accrued interest.

During the quarter ended June 30, 1996, approximately $9.4 million, which was withheld from the Contract Rights Securitization net proceeds as reserves for certain representations and warrantees made by the Company, were returned to the Company.

Of the remaining Contract Rights, one tenant purchased their leased property from the Company during the quarter ended June 30, 1996, as permitted under the terms of their lease for $1.7 million.

HEP Action
On May 6, 1996, the securities litigation expert assigned to evaluate a proposed settlement in Mark Erwin, Trustee, et. al. v. Resources High Equity, Inc., et. al. (The "HEP Action"), submitted a report stating that he was unable to conclude that the revised settlement as proposed is fair, reasonable and adequate, and recommended that the settlement be revised and restructured in certain respects. A hearing on the expert's report and preliminary approval of the revised settlement occurred on May 28, 1996.

At this hearing, the Court ordered the parties to brief certain valuation issues, the requisite consents required from limited partners to approve the Exchange and the applicability of exemptions from the California securities law. Thereafter, in response to the expert's report, the proposed settlement was further revised to require independent appraisals of all assets of the HEP Partnerships.

A hearing on the issues the Court had ordered the parties to brief was held on July 9, 1996. On July 18, 1996, the Court preliminarily approved the proposed, revised settlement of the HEP Action, and made a preliminary finding that the proposed revised settlement is fair, adequate and reasonable to the class, and that a settlement class should be conditionally certified. The Court also set a hearing for August 19, 1996 to settle the form and method of notice to limited partners regarding the proposed, revised settlement.

Wrap Mortgage
On June 25, 1996 certain direct and indirect wholly owned subsidiaries of the Company sold a wraparound mortgage position and general partnership interest for a sales price of approximately $1.7 million. The wraparound mortgage was sold subject to the buyer assuming the obligation under the underlying first mortgage.

Limited Partnership Interests
During the quarter ended June 30, 1996, Resources Funding Corp. ("RFC"), a wholly owned indirect subsidiary of the Company received $1.4 million under the confirmed Chapter 11 plan of reorganization of Congrecare Coral Oaks Partners Ltd. ("Investor Partnership"), a limited partnership in which RFC is the managing partner. This payment was in respect of RFC's unsecured claim against the Investor Partnership. The claim grew out of an agreement entered into by and among RFC and the Investor Partnership, among others, dated January 28, 1988 pursuant to which RFC agreed to obtain letters of credit on behalf of the Investor Partnership for its operating deficit and working capital needs. These letters of credit were drawn down by the Investor Partnership. RFC was never reimbursed for the draws under the letters of credit. On February 16, 1996, the Investor Partnership filed for protection under Chapter 11 of the United States Bankruptcy Code in order to implement a settlement it had reached with its primary secured lender. RFC filed a claim in the bankruptcy court proceedings for the amount drawn down on the letters of credit and the interest thereon as well as related costs and expenses. The $1.4 million received by RFC represents the distribution made by the Investor Partnership under its Chapter 11 plan on account of such claim.

During the quarter ended June 30, 1996, the Company continued to review the status of resolved and unresolved claims against Integrated. Through various settlements reached between the Company and one of its wholly owned indirect subsidiaries and various lenders, all claims relating to $4 million of capital contribution obligations of the subsidiary which were guaranteed by Integrated been dismissed. It was concluded that the claims made on behalf of the guarantees have been fully satisfied under the terms of the Plan. As such, Net Assets in Liquidation have been increased by approximately $4 million as a result of the dismissal of the obligations.

IR Life Co.
In 1990, Integrated sold the majority of its core financial services businesses (including its insurance subsidiary Integrated Resources Life Co. ("Life")) to Broad, Inc. In connection with the sale, certain cash in Life was restricted by order of the Iowa Insurance Commissioner from being distributed to Integrated. Approval for distribution was contingent, in part, upon the resolution of various contingent liabilities, including contingent claims relating to state guarantee funds for failed insurance companies. The right to this remaining receivable from Life was transferred to an indirect wholly owned subsidiary of Presidio, in connection with Presidio's purchase of Integrated's estate in November 1994. On July 1, 1996, the Iowa Insurance Commissioner concluded that all contingent liabilities had been satisfied, and approved the transfer of all remaining cash from Life to the Company. As a result, the Company received approximately $13.4 million on July 2, 1996. Since the Company previously estimated that approximately $7.5 million would be realized upon satisfaction of all liabilities, Net Assets in Liquidation was increased by $5.9 million at June 30, 1996.

Other Real Estate
During the quarter ended June 30, 1996, the Company received $2.3 million from Fillmore Center Project Corporation ("FCPC") in which the Company owned 86% of the stock. The proceeds, net of legal expenses, represent a portion of a $3 million settlement payment received by FCPC in connection with the foreclosure of its principal assets.

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
- -------   -----------------

The following information should be read in conjunction with Item 3. "Legal Proceedings" of the Company's December 31, 1995 Form 10-K.

Mark Erwin, Trustee, et al v. Resources High Equity, Inc., et al (the "HEP Action")
- --------------------------------------------------------------------------------
Reference is made to Note 5 of the Consolidated  Financial Statements in Part I,
Item 1, Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

         (a)    Not applicable

         (b) The Company was not required to file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRESIDIO CAPITAL CORP. (Registrant)

                                      By:  /s/  Joseph M.  Jacobs
                                           ------------------------------------
                                           Joseph M. Jacobs
                                           Chief Executive Officer and President


                                      By:  /s/  Jay L.   Maymudes
                                           ------------------------------------
                                           Jay L. Maymudes
                                           Vice President, Treasurer and Chief
                                           Financial  Officer

Date: August 14, 1996