Form 10-Q
period 1996-09-30
PRESIDIO CAPITAL CORP
filed 1996-11-14
CIK 943358

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

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

       As of November 2, 1996, there were 8,766,569 Class A Common Shares,
                       U.S. $0.01 par value, outstanding.
================================================================================

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Net Assets in Liquidation as of September 30, 1996 (unaudited) and December 31, 1995 (audited)

              Unaudited Consolidated Statements of Changes in Net Assets in Liquidation for the Three and Nine Month Periods Ended September 30, 1996 and 1995

              Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities

Part II  - OTHER INFORMATION

Item 1.           Legal Proceedings

Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

                                      PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                 (Expressed in thousands of United States dollars)

                                                                                 September 30,          December 31,
                                                                                      1996                 1995
                                                                                  (unaudited)            (audited)
Assets:

Cash and cash equivalents (including restricted
    cash of $22,108 and $21,603) ...............................................    $ 82,473              $120,613
Investments ....................................................................      30,518                32,769
Contract rights ................................................................      34,233               235,681
Notes and other receivables (net of non-recourse
    indebtedness of $0 and $17,599) ............................................      82,310                76,193
Other assets ...................................................................       3,372                 5,519
                                                                                    --------              --------
                      Total assets .............................................    $232,906              $470,775
                                                                                    ========              ========


Liabilities:

Debt ...........................................................................    $    900              $  4,895
Dividends payable ..............................................................      24,934                10,014
Estimated costs of liquidation .................................................      47,963                64,638
Estimated tax liability ........................................................       4,702                 6,000
                                                                                    --------              --------
                      Total liabilities ........................................      78,499                85,547
                                                                                    --------              --------

                              Net Assets in Liquidation ........................    $154,407              $385,228
                                                                                    ========              ========


                                   See notes to consolidated financial statements

                                               PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                                           UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN
                                                      NET ASSETS IN LIQUIDATION

                                          (Expressed in thousands of United States dollars)



                                                                     Three Month Period                       Nine Month Period
                                                                     Ended September 30,                     Ended September 30,
                                                               -----------------------------          ----------------------------
                                                                  1996                1995                1996                1995
                                                                  ----                ----                ----                ----

Net Assets in Liquidation,
    beginning of period .............................          $ 208,987           $ 343,474          $ 385,228           $ 399,396


    Dividends paid / accrued ........................            (59,990)               --             (252,753)            (74,986)

    Increase from revaluation of
       assets and liabilities .......................              4,311               9,768             17,388              24,375

    Interest income .................................              1,099               1,346              4,544               5,803
                                                               ---------           ---------          ---------           ---------

Net Assets in Liquidation,
    end of period ...................................          $ 154,407           $ 354,588          $ 154,407           $ 354,588
                                                               =========           =========          =========           =========


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

The interim financial data is unaudited; however, in the opinion of management, the Company's interim financial data for the three and nine month periods ended September 30, 1996 and 1995, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim period. These consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Form 10-K, and the Form 10-Q filed for the quarters ended March 31, 1996 and June 30, 1996.

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

NOTE 2 - INVESTMENTS

During the third quarter, the Company purchased units in certain real estate limited partnerships, wherein subsidiaries of the Company are the General Partner. Through September 30, 1996, total investment made in real estate limited partnerships was approximately $2.5 million. These purchases were intended to be consistent with, and incidental to the Company's liquidation strategy, as these purchases have been made to protect and enhance the values of the respective general partnership positions.

NOTE 3 - CONTRACT RIGHTS

During the three months ended September 30, 1996, one tenant purchased its leased property from the Company, as permitted under the terms of their lease, for $2.1 million.

NOTE 4 - NOTES AND OTHER RECEIVABLES

In 1990, Integrated sold the majority of its core financial services businesses (including its insurance subsidiary Integrated Resources Life Co. ("Life")) to Broad, Inc. In connection with the sale, certain cash in Life was restricted by order of the Iowa Insurance Commissioner from being distributed to Integrated. Approval for distribution was contingent, in part, upon the resolution of various contingent liabilities, including contingent claims relating to state guarantee funds for failed insurance companies. The right to this remaining receivable from Life was transferred to an indirect wholly owned subsidiary of Presidio, in connection with the consummation of the Plan. On July 1, 1996, the Iowa Insurance Commissioner concluded that all contingent liabilities had been satisfied, and approved the transfer of all remaining cash from Life to the Company. As a result, the Company received approximately $13.4 million on July 2, 1996.

NOTE 5 - DIVIDENDS

On August 9, 1996, dividends of approximately $35 million, or $3.50 per share, were paid to all shareholders of record as of August 2, 1996. On September 25, 1996, the Board of Directors of Presidio authorized a dividend payable on October 7, 1996, of approximately $25 million, or $2.49 per share, to all shareholders of record as of September 30, 1996.

NOTE 6 - REVALUATION OF ASSETS AND LIABILITIES

The increase in Net Assets in Liquidation resulting from revaluation of assets and liabilities for the three and nine month periods ended September 30, 1996 and 1995 is as follows:

                                                                           (000's)
                                                                     Three Month Period                        Nine Month Period
                                                                       Ended September                         Ended September 30,
                                                                    1996                1995              1996                1995
                                                                    ----                ----              ----                ----
Increase in estimated net
    realizable value of assets ......................           $  4,425            $  8,693            $ 13,269           $ 14,031

Decrease (increase) in
    estimated costs of liquidation ..................               --                   (29)                238             (2,047)

(Payment) Return of overpayments and
    bankruptcy settlements ..........................               (114)              2,604               3,881             12,891

(Increase) in estimated tax
    liability .......................................               --                (1,500)               --                 (500)
                                                                --------            --------            --------           ---------

                                                                $  4,311            $  9,768            $ 17,388           $ 24,375
                                                                ========            ========            ========           ========

The significant components relating to the increase in estimated net realizable value of assets in the quarter ended September 30, 1996, were an accrual of approximately $2 million of interest on loans receivable, as well as proceeds received on assets that were in excess of their carrying values.


NOTE 7 - LITIGATION

At a hearing in the case of Mark Erwin, Trustee, et. al. v. Resources High Equity, Inc., et. al. (the "HEP Action"), filed at the Superior Court for the State of California for the County of Los Angeles (the "Court"), the Court ordered the parties to brief certain valuation issues, the requisite consents required from limited partners to approve the Exchange and Settlement and the applicability of exemptions from the California securities law. Thereafter, in response to the expert's report, the proposed settlement was further revised to require independent appraisals of all assets of the HEP Partnerships.

On July 18, 1996, the Court preliminarily approved the proposed, revised settlement of the HEP Action, and made a preliminary finding that the proposed revised settlement is fair, adequate and reasonable to the class, and that a settlement class should be conditionally certified. After a hearing on August 19, 1996, the Court approved the form and method of notice to limited partners regarding the proposed, revised settlement, which has been sent to limited partners.

At a hearing on October 23, 1996, the Court stated that it wished to consider late-filed briefs from certain objectors which were filed up to and including the date of the hearing. The Court also invited a further response from the plaintiffs to such briefs. On November 4, 1996, the Court issued an order seeking comment on the final version of the settlement from the California Department of Corporations. The Court requested a response within 17 days of its order. Upon final approval of the settlement, a Consent Solicitation Statement concerning the Exchange would be sent to all limited partners. There would be at least a 60 day solicitation period, and a reorganization of the HEP Partnerships cannot be consummated unless a majority of the limited partners of the HEP Partnerships affirmatively vote to approve it.

NOTE 8 - PENDING TRANSACTION

Presidio has initiated efforts to sell in a private securitization transaction, the Company's rights to a deferred payment stream which was originally generated by Integrated's tax shelter annuity business (the "TSA Payment Stream"). This transaction is expected to yield proceeds before expenses of approximately $21 million, and is scheduled to close in the fourth quarter of 1996. The securitization notes will not and have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or applicable exemption of registration requirement.

As part of this transaction, certificates evidencing 99% of the entire residual beneficial interest in the TSA Payment Stream, will be issued (the "Certificates"), and will be sold to T-Two TSA, LLC (the "Certificateholder") and Certificates(s) evidencing the remaining 1% beneficial ownership interest will be sold to T-Two TSA II LLC (the "Affiliated Purchaser"). Each of the Affiliated Purchaser and the Certificateholder is a Delaware limited liability company whose members are T-Two Management, LLC and T-Two Holding, LLC, ("Holding"). Holding is also the indirect 99% owner of the residual interests resulting from the contract right securitization completed in March 1996 and is obligated to undertake a rights offering of its equity to shareholders of the Company (the "Rights Offering"). Each of the Certificateholder and the Affiliated Purchaser will purchase its Certificate(s) for cash equal to the estimated fair value thereof. PCC and Holding, will enter into a loan and transaction pursuant to which PCC will loan to Holding $1,000,000 (the "TSA Loan"), with interest at 15% per annum, the proceeds of which will be contributed to the Certificateholder and used to acquire the Certificates. The TSA Loan matures on the earlier of March 31, 2001, or the successful completion of the Rights Offering. The proceeds from the Rights Offering, which the Company believes may not occur until 1997, will be used in part to repay Holdings's obligation to Presidio.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES

The following section includes a discussion and analysis of financial condition and liquidation activities of the Company for the three and nine periods ended September 30, 1996.

Liquidity and Capital Resources

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

Cash available for distributions, defined as cash and cash equivalents less restricted cash, decreased by approximately $19 million for the quarter ended September 30, 1996, primarily due to dividends paid of $35 million offset by proceeds collected on an outstanding receivable of one of its subsidiaries (see Liquidation Activities - IR Life Co.) and an increase in operating cash flow in the quarter.

Restricted cash at September 30, 1996 was $22.1 million and is primarily comprised of reserves for bankruptcy claims of $4.1 million and deposits for escrow accounts as security for indemnification of certain former officers and directors of Integrated and the Class A Directors of Presidio of $16.8 million (see A) and B) below).

A) The indemnity for the former officers and directors of Integrated ("Qualified Indemnity") is collateralized by cash and all the stock and partnership interests in the Company's non-U.S. subsidiaries under the Indemnification Agreements (the "Indemnification Agreements"). All distributions made by the Company are limited by a requirement that the Company have certain minimum net assets after distribution to discharge any pending and expected Qualified Indemnity obligations. The balance in the Qualified Indemnity escrow account at September 30, 1996 was $11.0 million.

         Presidio's ability to make distributions to stockholders remains limited in accordance with the terms of the indemnification obligations of the former officers and directors of Integrated and its subsidiaries under the Indemnification Agreements. Presidio has no basis for believing that any of those indemnification obligations will be material and, to date, no claim for such indemnification has been made. However, pursuant to the terms of the Indemnification Agreements,
         Presidio is required to notify beneficiaries thereunder of proposed dividends and certain other proposed transfers of cash made by certain subsidiaries of Presidio to Presidio, and by Presidio to its shareholders, and to retain the value of certain collateral granted as security for such indemnification obligations. Presidio provided notice to the beneficiaries of the Indemnification Agreements prior to distribution of all dividends paid and declared during the nine months ended September 30, 1996.

B) The Plan also provided for indemnification of the Class A Directors of Presidio. The indemnification amounts are secured by an initial escrow deposit made on the Consummation Date. Presidio is also required to make quarterly escrow deposits equal to the greater of (i) $750,000, or
         (ii) 1% of any amounts distributed to shareholders of Presidio, for additional indemnification security. In accordance therewith, Presidio deposited $2,250,000 during the first three quarters of 1996. The escrowed amounts will not be available for distribution to shareholders until the indemnification agreement expires. The balance in the Class A Directors escrow account at September 30, 1996 was $5.8 million.

Presidio believes that cash on hand, revenues generated from interests in businesses that continue to operate and proceeds from selling businesses and other assets will be sufficient to support the Company's operations and meet its obligations.

Liquidation Activities

The Company's cash and cash equivalents decreased by approximately $19.1 and $38.1 million for the three and nine month period ended September 30, 1996, respectively, as compared to an increase of $8.6 and a decrease of $60.4 million for the same periods of the prior year, respectively. The components of the change in cash and cash equivalents, are as follows:

                                                                                    (Millions)
                                                                   (unaudited)                      (unaudited)
                                                               Three Month Period                Nine Month Period
                                                                  September 30,                    September 30,
                                                              1996            1995              1996          1995
                                                              ----            ----              ----          ----
Cash Inflows
Contract rights securitization proceeds, net              $     --        $     --          $  205.1      $    --
Operating cash inflows                                        23.9            11.4              57.5          48.9
Interest income                                                1.1             1.3               4.5           5.8
                                                          --------        --------          --------      --------
     Total Cash Inflows                                       25.0            12.7             267.1          54.7
                                                          --------        --------          --------      --------

Cash Outflows
Dividends paid                                                35.0              --             237.8          75.0
Loans to affiliates                                             --              --              31.5          --
Legal and other expenses - contract rights                     0.2             1.5              16.3           2.3
Legal, accounting and consulting fees                          1.9             0.4               5.2           5.5
Miscellaneous general and administrative costs                 1.9             1.2               8.7           8.9
Bankruptcy claims paid                                         2.5             1.0               3.0          21.3
Other                                                          2.6              --               2.6            --
Steinhardt Management Co.
     expense reimbursement                                      --              --               0.1           2.1
                                                          --------        --------          --------      --------
     Total Cash Outflows                                      44.1             4.1             305.2         115.1
                                                          --------        --------         ---------      --------
Increase (decrease) in cash and cash equivalents             (19.1)            8.6             (38.1)        (60.4)
Cash and cash equivalents, beginning of period               101.6           104.9             120.6         173.9
                                                          --------        --------         ---------      ---------
Cash and cash equivalents, end of period                  $   82.5        $  113.5         $    82.5      $  113.5
                                                          ========        ========         =========      ========

On August 9, 1996, dividends of approximately $35 million, or $3.50 per share, were paid to all shareholders of record as of August 2, 1996. On September 25, 1996, the Board of Directors of Presidio authorized a dividend payable on October 7, 1996, of approximately $25 million, or $2.49 per share, to all shareholders of record as of September 30, 1996.

Current Operations

Operating cash inflows from period to period are not comparable due to the timing of liquidation activities.

Interest income decreased in the quarter and nine months ended September 30, 1996 as compared to the same periods of the prior year due to lower cash balances resulting from increased distributions made to shareholders in 1996.

During the quarter ended September 30, 1996, payments were made in connection with the resolution of certain remaining disputed bankruptcy claims against the Integrated Estate of $2.5 million. The payments were made in accordance with the Plan.

Legal, accounting and consulting fees, and miscellaneous general and administrative expenses increased in the quarter ended September 30, 1996, but is slightly less for the nine months ended for the current period, as compared to the same periods of the prior year due to timing of various liquidating activities.

For the three months ended September 30, 1996

Investments
During the third quarter, the Company purchased units in certain real estate limited partnerships, wherein subsidiaries of the Company are the General Partner. Through September 30, 1996 total investment is approximately $2.5 million. These purchases were intended to be consistent with, and incidental to the Company's liquidation strategy, as these purchases have been made to protect and enhance the values of the respective general partnership positions.

IR Life Co.
In 1990, Integrated sold the majority of its core financial services businesses (including its insurance subsidiary Integrated Resources Life Co. ("Life")) to Broad, Inc. In connection with the sale, certain cash in Life was restricted by order of the Iowa Insurance Commissioner from being distributed to Integrated. Approval for distribution was contingent, in part, upon the resolution of various contingent liabilities, including contingent claims relating to state guarantee funds for failed insurance companies. The right to this remaining receivable from Life was transferred to an indirect wholly owned subsidiary of Presidio, in connection with the consummation of the Plan. On July 1, 1996, the Iowa Insurance Commissioner concluded that all contingent liabilities had been satisfied, and approved the transfer of all remaining cash from Life to the Company. As a result, the Company received approximately $13.4 million on July 2, 1996.

Contract Rights
During the three months ended September 30, 1996, one tenant purchased its leased property from the Company, as permitted under the terms of their lease, for $2.1 million.

For the nine months ended September 30, 1996

Contract Rights
In May 1995, Presidio hedged future Contract Right transactions through the short sales of ten-year U.S. government Notes maturing in February and March 2005, and having an aggregate notional value of $225 million. In March 1996 the Company settled its position with regard to the Hedges realizing a loss of $2.6 million.

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

The securitization certificates that were sold are secured by substantially all of the payment stream from the primary term of the related Contract Rights. The certificates sold in the securitization are not backed by the Company. Most of the remaining payment stream, which is effectively subordinated to the certificates sold in the securitization, will be used to make payment to the holder of another certificate, (the "T-Two Holder") 99% of which was sold to a newly formed company, T-Two Holding, LLC ("the LLC"), an entity owned by certain affiliates of Presidio (the "Affiliates"). These Affiliates are controlled by the Chairman of the Board and the President of Presidio. On the Closing Date, Presidio made a $31.5 million recourse loan to the Affiliates; the proceeds of which were used to purchase the Affiliates interests in the LLC. This loan accrues interest at 25% per annum, and is reflected in the Company's Notes and Receivables balance at September 30, 1996. As of September 30, 1996 interest accrued on the loan is approximately $4.1 million. The LLC will conduct a rights offering directed to the Company's shareholders as soon as practicable, which the Company believes may not occur until early 1997, enabling the Company's shareholders to acquire all of the LLC.

The proceeds of such rights offering will be used in part by the LLC to repurchase the membership interests initially acquired by the Affiliates, who will in turn, be obligated at that time to repay the $31.5 million Presidio loan plus accrued interest.

HEP Action

At a hearing in the case of Mark Erwin, Trustee, et. al. v. Resources High Equity, Inc., et. al. (the "HEP Action"), filed at the Superior Court for the State of California for the County of Los Angeles (the "Court"), the Court ordered the parties to brief certain valuation issues, the requisite consents required from limited partners to approve the Exchange and Settlement and the applicability of exemptions from the California securities law. Thereafter, in response to the expert's report, the proposed settlement was further revised to require independent appraisals of all assets of the HEP Partnerships.

On July 18, 1996, the Court preliminarily approved the proposed, revised settlement of the HEP Action, and made a preliminary finding that the proposed revised settlement is fair, adequate and reasonable to the class, and that a settlement class should be conditionally certified. After a hearing on August 19, 1996, the Court approved the form and method of notice to limited partners regarding the proposed, revised settlement, which has been sent to limited partners.

At a hearing on October 23, 1996, the Court stated that it wished to consider late-filed briefs from certain objectors which were filed up to and including the date of the hearing. The Court also invited a further response from the plaintiffs to such briefs. On November 4, 1996, the Court issued an order seeking comment on the final version of the settlement from the California Department of Corporations. The Court requested a response within 17 days of its order. Upon final approval of the settlement, a Consent Solicitation Statement concerning the Exchange would be sent to all limited partners. There would be at least a 60 day solicitation period, and a reorganization of the HEP Partnerships cannot be consummated unless a majority of the limited partners of the HEP Partnerships affirmatively vote to approve it.


PENDING TRANSACTION

Presidio has initiated efforts to sell in a private securitization transaction, the Company's rights to a deferred payment stream which was originally generated by Integrated's tax shelter annuity business (the "TSA Payment Stream"). This transaction is expected to yield proceeds before expenses of approximately $21 million, and is scheduled to close in the fourth quarter of 1996. The securitization notes will not and have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or applicable exemption of registration requirement.

As part of this transaction, certificates evidencing 99% of the entire residual beneficial interest in the TSA Payment Stream, will be issued (the "Certificates"), and will be sold to T-Two TSA, LLC (the "Certificateholder") and Certificates(s) evidencing the remaining 1% beneficial ownership interest will be sold to T-Two TSA II LLC (the "Affiliated Purchaser"). Each of the Affiliated Purchaser and the Certificateholder is a Delaware limited liability company whose members are T-Two Management, LLC and T-Two Holding, LLC, ("Holding"). Holding is also the indirect 99% owner of the residual interests resulting from the contract right securitization completed in March 1996 and is obligated to undertake a rights offering of its equity to shareholders of the Company (the "Rights Offering"). Each of the Certificateholder and the Affiliated Purchaser will purchase its Certificate(s) for cash equal to the estimated fair value thereof. PCC and Holding, will enter into a loan and transaction pursuant to which PCC will loan to Holding $1,000,000 (the "TSA Loan"), with interest at 15% per annum, the proceeds of which will be contributed to the Certificateholder and used to acquire the Certificates. The TSA Loan matures on the earlier of March 31, 2001, or the successful completion of the Rights Offering. The proceeds from the Rights Offering, which the Company believes may not occur until 1997, will be used in part to repay Holdings's obligation to Presidio.

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

The following information should be read in conjunction with Item 3. "Legal Proceedings" of the Company's December 31, 1995 Form 10-K.

Mark Erwin, Trustee, et al v. Resources High Equity, Inc., et al (the "HEP Action")

Reference is made to Note 7 of the Consolidated  Financial Statements in Part I,
Item 1, Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Not applicable

         (b) The Company was not required to file any reports on Form 8-K during the quarter ended September 30, 1996.

                                                        SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PRESIDIO CAPITAL CORP. (Registrant)

Date: November 14, 1996            By:/s/  Joseph M. Jacobs
                                           ----------------
                                           Joseph M. Jacobs
                                           Chief Executive Officer and President


Date: November 14, 1996           By:/s/  Jay L.   Maymudes
                                          -----------------
                                          Jay L. Maymudes
                                          Vice President, Treasurer and Chief
                                          Financial  Officer