Form 10-K
period 1996-12-31
PRESIDIO CAPITAL CORP
filed 1997-04-15
CIK 943358

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K





[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   For the fiscal year ended December 31,1996

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

      c/o Hemisphere Management (Cayman) Limited
      Zephyr House, Mary Street, Grand Cayman
      Cayman Islands, British West Indies                         N/A
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (441) 295-9166
Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:     None

                    Common Stock, par value US $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes[ X ]   No  [  ]

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

As of March 1, 1997, there were 8,797,255 Class A Common Shares, U.S. $.01 per share, par value, outstanding.

                                TABLE OF CONTENTS



           Item

PART I.    1.    Business

           2.    Properties

           3.    Legal Proceedings

           4.    Submission of Matters to a Vote of Security Holders


PART II.   5.    Market Price for the Registrant's Common Stock and
                 Related Stockholder Matters

           6.    Selected Consolidated Financial Data

           7. Management's Discussion and Analysis of Financial Condition and Liquidation Activities

           8.    Financial Statements and Supplemental Data

           9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III.  10.   Directors and Executive Officers of the Registrant

           11.   Security Ownership of Certain Beneficial Owners and Management

           12.   Certain Relationships and Related Transactions

PART IV.   13.   Financial Statements, Exhibits, and Reports on Form 8-K

SIGNATURES

         The statements contained in this Annual Report on Form 10-K which are not historical or current may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, business conditions and changes in the general economy, and the ability of the Presidio Capital Corp. ("Presidio") and its subsidiaries (collectively the "Company") to effectively manage its operating businesses and to liquidate its assets.

PART I
Item 1.  BUSINESS.

General
       The Company is engaged in the sale, liquidation or other disposition of the assets (the "Acquired Assets") of Integrated Resources, Inc. ("Integrated"), title or rights to which were acquired by the Company pursuant to the Sixth Amended Plan of Reorganization Submitted by the Steinhardt Group and the Official Committee of Subordinated Bondholders, as amended (the "Plan"), confirmed August 8, 1994 in Integrated's Chapter 11 reorganization case. The Acquired Assets included deferred origination fees, installment obligations and other indebtedness owed by various real estate investment or "net lease" partnerships to the Company under written agreements ("Contract Rights") and various operating businesses, real estate and other assets. As assets are liquidated or sold, proceeds from disposition, as well as other available cash is distributed to Presidio's shareholders.

       The Company is managed by Presidio Management Company, LLC ("Presidio Management"), a limited liability company, and Steinhardt Management Company, Inc. ("Steinhardt Management"), and is administered by Wexford Management LLC, a Connecticut limited liability company ("Wexford"). Presidio and its non-U.S. subsidiaries are administered offshore by Hemisphere Management (Cayman) Limited ("Hemisphere"). See "Material Agreements and Instruments" and "Certain Relationships and Related Transactions."

Background

       Presidio was organized on August 29, 1994, in the British Virgin Islands under The International Business Companies Act (Cap. 291). In connection with the Plan, Integrated(1) transferred to the Company title and rights to the Acquired Assets and the Company assumed certain of Integrated's obligations effective November 3, 1994 (the "Consummation Date"). Pursuant to the Plan, Presidio controlled and was entitled to the remaining assets of Integrated as of the Consummation Date.

       The following summarizes the material events relating to the Company which occurred pursuant to the Plan on the Consummation Date:

(i) an asset purchase agreement, dated as of May 5, 1994 (as amended, the "Asset Purchase Agreement") was consummated pursuant to which Presidio acquired, directly or indirectly, from Integrated the Acquired Assets;

(ii) holders of allowed and disputed Integrated senior general unsecured and subordinated claims (aggregating approximately $1.9 billion) received Presidio's 8.8 million Class A Common Shares, U.S. $.01 par value ("Class A Shares"), and 8.8 million shares of the common stock of XRC Corp., a Delaware corporation which succeeded to assets of Integrated with a net value of less than $5 million pursuant to the Plan.
-------------
(1) Pursuant to Article 3 of Regulation S-X, Integrated is considered to be the predecessor of Presidio.

(iii) IRPartners,(2) contributed approximately $35.8 million to the Company for the purchase of the Acquired Assets and the funding of the Plan. In consideration therefor, Presidio issued to IR Partners 1.2 million of its Class B Common Shares, U.S.$.01 par value ("Class B Shares"), representing a 12% economic interest in Presidio. See "Security Ownership of Certain Beneficial Owners and Management";

(iv) a reserve for disputed claims in the Integrated case was established and funded by Presidio with $46 million in cash and 162,932 Class A Shares. At December 31, 1996 approximately $1.6 million in cash and 16,395 shares remained in reserve. See "Management's Discussion and Analysis of Financial Condition and Liquidation Activities";

(v) Presidio paid $23.1 million in the aggregate for the consummation of an agreement of settlement relating to 47 lawsuits (including six class action suits) brought by various investors in partnerships syndicated by Integrated;

(vi) Presidio's Board of Directors was increased to five members and classified into two classes by the addition of three directors appointed by the Integrated creditors' committees (the "Class A Directors") and Presidio issued 4,550 Class A Shares to each of its then Class A Directors; and


------------
(2) IR Partners is a general partnership whose general partners are Steinhardt Management, certain of its affiliates and accounts managed by it and Roundhill Associates, L.P. ("Roundhill Associates"). Roundhill Associates is a limited partnership whose general partner is Charles E. Davidson, the principal of Presidio Management and the Chairman of the Board of both Presidio and Wexford. Joseph M. Jacobs, the President and Chief Executive Officer of Presidio and the President of Wexford, has a limited partner's interest in Roundhill Associates. Robert Holtz, a Vice-President of Presidio and Senior Vice-President of Wexford, also has a limited partner's interest in Roundhill Associates.

(vii) Presidio entered into various other agreements described under "Material Agreements and Instruments" below.

Description of Assets of the Company

       Set forth below is a description of the Company's assets, together with the principal strategies that the Company currently plans to use to liquidate such assets. The description of the Company's assets has been divided into four major categories: Contract Rights, Operating Businesses, Real Estate and Other Assets.

Contract Rights.

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

       The Partnerships were originally organized by Integrated or its affiliates for the purpose of investing in commercial properties. When the Partnerships were originally organized and funded, Integrated (or one or more of its affiliates) became entitled by agreement to receive certain syndication fees and other compensation from the Partnerships in consideration of the various financial and other services which Integrated (or its affiliates) had rendered to the Partnerships, as well as in exchange for providing the Partnerships with the opportunity to purchase the properties.

       Contract Right Modification. Pursuant to the Agreement to Modify Contract Agreements, dated as of September 29, 1994, and amended on October 20, 1995, among Presidio and substantially all of the Partnerships, modifications were made in various ways which intended to make the Contract Rights more readily saleable and or financeable.

       Securitization and Related Transactions. In a private securitization transaction completed on March 28, 1996 (the "Closing Date"), the Company sold 117 of the 123 Contract Rights owned directly or indirectly by the Company. Such securitized transaction, which was unanimously approved by Presidio's Board of Directors, yielded proceeds before expenses and reserves of approximately $233 million, approximately $205 million of which has been distributed to Presidio or one of its subsidiaries. Of the remaining funds, $20 million is being held in reserve accounts managed by a Grantor Trust (see Securitization, below). The following describes the structure of such securitization. During 1996, approximately $9.4 million of the reserves were returned to the Company.

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

       The Trust consists, among other things, of all the right, title and interest arising from and in connection with the Grantor Trust T-1 Certificate. A "real estate mortgage investment conduit" ("REMIC") election has been made in connection with certain assets of the Trust for U.S. Federal income tax purposes. The Trust issued five classes of certificates: the Class A-1 Certificates, the Class B-1 Certificates, the Class C-1 Certificates and the Class D-1 Certificates (collectively, the "Offered Certificates") and the Class R Certificate (collectively, with the Offered Certificates, the "Certificates"). The Class R Certificate was transferred to T-Two Corp, a new corporation affiliated with the T-2 Holder.

       Upon the transfer of the Certificates to the Grantor Trust in exchange for the Grantor Trust T-1 Certificate, the Grantor Trust sold the Offered
Certificates to Bear, Stearns & Co. Inc. ("Bear Stearns") in a private placement, which Bear Stearns, in turn, sold in transactions pursuant to Rule 144A under the Securities Act. The Grantor Trust applied substantially all of the proceeds from the sale of the Offered Certificates to the purchase price for the Contract Rights.

       Presidio Loan. On the Closing Date, Presidio loaned $31.5 million to Roundhill Associates L.P. and Roundhill Associates II L.P., both Connecticut limited partnerships (collectively, the "T-2 Organizers"). Charles E. Davidson, Chairman of the Company, is the managing general partner with a 50 percent partnership interest in each of the T-2 Organizers; Joseph M. Jacobs, President of the Company, is a limited partner with a 45 percent partnership interest in each of the T-2 Organizers; and Robert Holtz, Vice President of the Company, has the remaining 5% limited partnership interest in the T-2 Organizers. Such loan
(i) is obligated to be repaid on the completion of the rights offering discussed below but no later than March 28, 1999, (ii) bears interest at the rate of 25% per annum and (iii) is secured by a pledge of 100% of the membership interests in a Delaware a limited liability company, T-Two Holding LLC ("T-2 LLC"). Principal and interest due to Presidio under the terms of this loan were approximately $37.5 million at December 31, 1996 and are approximately $38.8 million at March 1, 1997.

       Capitalization of T-2 LLC. In order to capitalize T-2 LLC, the T-2 Organizers contributed the entire $31.5 million loan from Presidio to T-2 LLC in exchange for 100% of the membership interests of T-2 LLC. T-2 LLC contributed $20.0 million of such amount to the T-2 Holder in exchange for all of the T-2 Holder's limited partnership interest (which constitutes 99% of the T-2 Holder's partnership interests) and $9.9 million to T-Two Corp. in exchange for 99% of the common stock of T-Two Corp. The capital contribution to (i) the T-2 Holder was used to fund its purchase of the Grantor Trust T-2 Certificate and related assets, as well as for working capital purposes and (ii) T-Two Corp. is being used to fund T-Two Corp.'s tax liabilities and working capital. T-2 LLC retained the balance of such funds for working capital purposes.

       Rights Offering. Pursuant to a Rights Offering Agreement, dated as of March 19, 1996, among T-2 LLC, Presidio and the T-2 Organizers, the T-2 Organizers are obligated to conduct a rights offering, or equivalent transaction in favor of Presidio shareholders. Until the rights offering is completed, T-2 LLC is precluded from making any distributions to its members. The rights offering will be an offering of transferable rights to purchase the equivalent of 100% of the membership interests in T-2 LLC. The rights offering will be made to shareholders of Presidio common shares at an exercise price and on such terms as are approved by a majority of the Class A Directors, except that interests in T-2 LLC may only be held by U.S. persons. Pursuant to the Rights Offering Agreement, the T-2 Organizers will sell their membership interests in T-2 LLC upon completion of the rights offering in the same percentage that the rights issued in the rights offering are subscribed in exchange therefore, and will receive out of the proceeds of the rights offering an amount equal to the following: (i) the purchase price for such membership interests, (ii) their interest payments on the $31.5 million loan from Presidio, (iii) their net tax liability as a consequence of owning the interests being sold, computed based upon the marginal effective tax rates of the individual partners of the T-2

Organizers, minus 12% of the losses, if any, recognized by them as a consequence of their ownership of such interest, plus (iv) $50,000, which represents the anticipated out-of-pocket expenses of the affiliates of the T-2 Organizers in maintaining their investments through certain entities in the T-2 Holders (as described below) in a manner that was designed to facilitate the completion of the Contract Rights securitization.

         Presidio and the T-2 Organizers are working on the rights offering of T-2 LLC, and contemplate making the offering during the second or third quarter of 1997.

         T-Two Structure. The general partner of the T-2 Holder is a limited partnership, T-Two General, L.P. ("T-2 GP"), the 1% corporate general partner of which is owned by Messrs. Davidson and Jacobs and the 99% limited partnership interests of which was owned by Joseph Jacobs. Such limited partnership interests have been sold to individual retirement accounts of Messrs. Davidson and Jacobs. T-2 Holder and another affiliate of Messrs. Davidson and Jacobs, T-2 Management LLC (formerly CD/JJ, LLC) ("T-2 Management"), are required to make contributions to T-2 LLC and its related entities in the same aggregate amount that a 1% interest holder in T-2 LLC would have to make to acquire and retain a 1% interest in T-2 LLC. T-2 Management acquired a 1% interest in T-Two Corp. which, as noted above, is the holder of the Class R Certificate issued in the Contract Rights securitization.

       Remaining Contract Rights. During 1996, two tenants purchased its leased property from the Company, as permitted under the terms of their respective leases, for an aggregate of approximately $3.8 million. At December 31, 1996 the Company owns four Contract Rights, which in the aggregate are valued at $41.1 million. On March 12, 1997, one of the Partnerships exercised its option and prepaid approximately $40.0 million representing the remaining balance due under one of the Contract Right obligations.

Operating Businesses.

       The acquired assets included interests in several partnerships which have invested in operating businesses. The Company and Presidio Management have been working closely with existing management in order to maximize value consistent with the Company's fiduciary obligations to the limited partners of such partnerships.

         Cable Interests. The Company acquired Integrated's interests in six limited partnerships which solely invested in cable television systems. Of these six partnerships, five have sold substantially all of their cable system assets and four of those have distributed the majority of the funds received to their respective partners, while one (ACT IV) has made a distribution of funds to its partners for which a subsidiary of Presidio received $2.1 million in 1996. The balance of funds remaining in such four partnerships are being held in reserve to cover any additional contingent liabilities of such partnerships. These liabilities include potential taxes, professional fees, closing costs and defense of the partnership litigation relating to the sales of the partnerships' assets.

       A discussion of other material operating business investments of the Company follows:

         Intergen Company, L.P. ("Intergen"). Intergen markets biochemical products from animal, human, synthetic and semi-synthetic sources, primarily from bovine (cow) plasma and serum. The products are sold primarily to the pharmaceutical and biotechnology industries for research, development and manufacturing of products. The Company holds a general partnership interest in Intergen Investors, L.P. which entitles the Company to 30% of profits distributed after an 8% per annum priority return to the limited partners. Intergen Investors, L.P. owns approximately 75% of Intergen. Additionally, the Company holds a Deferred Origination Note with an accreted face value of approximately $5 million at December 31, 1996.

       Majco Building Specialties, L.P. ("Majco"). The Company, through an indirect wholly- owned subsidiary, owned a general partnership interest in the general partner of Majco. In 1995, Majco consummated the sale of substantially all of its assets for a gross sales price of $66.6 million. The Company's allocable distribution from this sale was approximately $12 million. In addition, certain amounts were withheld in an escrow account. During 1996, the Company received approximately $588,000 in distributions from this escrow and believes its remaining interest in the escrow is approximately $1.0 million.

       Northeastern Television Investors, L.P. ("NETV"). Presidio holds a 9% accreting promissary note due 1999 in the principal amount of $400,000 which was received by Integrated when its interests in NETV were sold on December 17, 1993.

Real Estate.

       The Company continues to manage publicly- and privately-offered investment programs organized by Integrated which have invested in residential, retail and commercial real estate and mortgages. The Company retains an interest in the following series of investment programs which have been publicly-offered and are in existence: High Equity Partners ("HEP" or the "HEP Partnerships"); Resources Pension Shares 5; Vista Properties, one publicly-offered investment program which made highly-leveraged commercial real estate investments; and Resources Accrued Mortgage Investors, two investment programs which made zero coupon loans to public and private real estate investment programs (including programs in which the Company retains an interest).

       In addition to the foregoing interests, the Company retains various interests in real property issued by privately-offered investment programs. The Company believes that the liquidation values of these assets are immaterial relative to the total assets of the Company, still such interests include wraparound mortgages secured by subordinated liens on various commercial properties, investment program interests and other notes and mortgages issued by investment programs.

       The Company plans to liquidate most of its interests in the subsidiaries which serve as the general partners of and advisers to publicly-offered real estate investment programs. Management is considering a variety of liquidation alternatives to maximize the value of such interests, including, but not limited to, individual sales, bulk sales, securitizations and converting limited partnerships to publicly traded corporations. The Company's ability to sell such interests could be affected by actual or potential claims of limited partners against the interests being conveyed by the Company, the settlement of pending litigation involving such limited partnerships and compliance with applicable provisions of Regulation S-K of the federal securities law. Both the timing of, and the amount that the Company will be able to realize upon, the sale of these assets depends upon numerous factors, including market conditions, prevailing interest rates and issues specific to the individual properties.

       Information on specific real estate investments follows:

       HEP. The HEP Partnerships are a series of three public partnerships (HEP-85, HEP-86 and HEP-88), which invested in unleveraged commercial real estate between 1985-1989. The HEP Partnerships' portfolios consist of 18 properties with an original cost of approximately $253 million. The real estate properties in which such Partnerships either own or maintain a material interest consist of eight shopping centers, locations currently leased to five supermarkets, three office buildings, two office parks, two industrial warehouses and one parcel of land. Subsidiaries of Presidio (the "HEP Subsidiaries") serve as general partners and hold a 5.0% interest in each of the HEP Partnerships. For managing the affairs of the HEP Partnerships, the HEP Subsidiaries receive partnership management fees, property management fees and certain expense reimbursements in the aggregate of approximately $4.5 million per year.

       HEP is subject to a class action lawsuit as described in Item 3 "Legal Proceedings".

       On January 14, 1997, the Superior Court of California, County of Los Angeles, issued an order denying final approval of a proposed settlement of such proceedings. The Company is considering alternate strategies with respect to the HEP Partnerships. The Company acquired 4.7% of the outstanding limited partner units of HEP-85, 0.6% of the outstanding limited partner units of HEP-86 and 0.6% of the outstanding limited partner units of HEP-88, during 1996.

       Resources Pension Shares 5 ("RPS-5"). RPS-5 is a public partnership which invested approximately $50 million in first mortgage loans on commercial real estate. Subsidiaries of Presidio serve as general partner of RPS-5. For managing the affairs of the partnership, servicing mortgage loans made by RPS-5 and acting as a supervisory manager on the properties, subsidiaries of Presidio received a partnership management fee, a mortgage servicing fee and a property management fee of approximately $900,000 for the year ended December 31, 1996. During 1996 Presidio acquired 9.4% of the outstanding limited partner interests in RPS-5.

       Other Real Estate. The Company also acquired from Integrated interests in or rights to numerous other real estate-related assets including approximately 10 subordinated purchase money mortgages on net leased real estate which are collateralized by second liens on commercial real estate properties owned by limited partnerships. The Company believes that the liquidation values of these other real estate interests are immaterial relative to the total assets of the Company. In 1996, Presidio received $3.7 million related to such assets.

Other Assets.

       The Company acquired title or rights to various other assets from Integrated on the Consummation Date. These interests include receivables on leased equipment, expected proceeds from liquidation of interests in equipment-related limited partnerships. The Company intends to pursue value maximizing alternatives to sell or wind up its interests in these assets. A description of the more significant other assets follows:

       Equipment Leasing Activities. As of March 1, 1997 the Company, through its subsidiaries, owns interests in 10 publicly- and privately-offered investment programs (the "Leasing Programs") which have invested in equipment subject to leases to third parties. These programs are in the form of single investor transactions, limited partnerships and grantor trusts. In April 1995, the Company engaged Fieldstone Private Capital Group L.P. ("Fieldstone"), an entity unaffiliated with the Company or its subsidiaries, for the purpose of managing such interests. In consideration for such services, Fieldstone receives: (i) aggregate fixed fees; (ii) performance fees depending upon their ability to reduce contingent liabilities and successfully manage any pending litigations; and (iii) reimbursement of their out-of-pocket expenses. Actual fees, including performance fees, paid to and accrued for Fieldstone in 1995 and 1996 aggregated approximately $1.5 million and $1.3 million, respectively. The engagement of Fieldstone expires on November 3, 1997, but may be terminated by Presidio upon 60 days notice to Fieldstone or at any time for cause, as defined.

       As of March 1, 1997, Fieldstone manages for the Company three series of publicly-offered investment programs which have invested in various equipment subject to leases with third parties: National Lease Income Fund 6, L.P., Aircraft Income Partners L.P. and American Leasing Investors VIII-B L.P. The Company through Fieldstone also manages seven, privately offered investment programs which have invested in commercial and corporate aircraft and various other equipment, in each case subject to leases with third parties. In addition to its involvement in equipment leasing investment programs, the Company has direct ownership interests in aircraft and aircraft engines subject to leases with commercial airline end-users. The equipment group also realizes revenues by managing the assets owned by investment programs after their expiration. At present, the equipment group is involved in three such transactions.

       The Company anticipates that the investment programs which own aircraft may encounter severe competition in attempting to re-lease aircraft as they come off-lease due in part to the substantial costs associated with maintaining and bringing used aircraft into compliance with FAA noise and maintenance requirements adopted since 1990. Additionally, such investment programs will also have to compete with newer, more fuel-efficient aircraft that comply with noise requirements adopted by the FAA. The Company also believes that as a result of the factors listed above there has been a significant decline in the re-sale value of narrow-body aircraft of the types owned by the various investment programs.

       IRLife Co. In 1990, Integrated sold the majority of its core financial services businesses (including its insurance subsidiary Integrated Resources Life Co. ("Life")) to Broad, Inc. In connection with the sale, certain cash in Life was restricted by order of the Iowa Insurance Commissioner from being distributed to Integrated. Approval for distribution was contingent, in part, upon the resolution of various contingent liabilities, including contingent claims relating to state guarantee funds for failed insurance companies. The right to receive this remaining receivable from Life was transferred to an indirect wholly owned subsidiary of Presidio, in connection with the consummation of the Plan. On July 1, 1996, the Iowa Insurance Commissioner concluded that all contingent liabilities had been satisfied, and approved the transfer of all remaining cash from Life to the Company. As a result, the Company received approximately $13.4 million on July 2, 1996.

       Tax Sheltered Annuities ("TSA"). Integrated sold its TSA business to Metropolitan Life Insurance Company of America ("Met Life") effective September 30, 1989 in consideration for a deferred payment arrangement.

       On November 21, 1996 the Company sold in a private securitization transaction, its rights to this deferred payment stream. Proceeds realized, net of the underwriting discount, rating agency fees and reserves was approximately $20.5 million.

       The securitization notes that were sold are backed solely by the deferred payment stream and not by Presidio. As part of this transaction, certificates evidencing a residual beneficial interest were issued and sold to two newly formed companies, T-2, TSA LLC ("T-2 TSA") and T-2 TSA II LLC ("T-2 TSA II"). The purchasers of the residual equity certificates are entitled to receive the deferred payment stream payments, upon satisfaction in full of the notes sold in the securitization. The rights of the residual equity certificates are fully subordinated to the notes. The purchasers of the residual equity certificates are each owned 99% by T-2 LLC. The purchase of this residual interest was financed through a $1 million loan from Presidio to T-2 LLC. This loan accrues interest at 15% and matures on March 31, 2001. This note can be prepaid without penalty, and it is anticipated that prepayment will occur with the successful completion of the rights offering for T-2 LLC as previously described under Contract Rights.

       First Britannia. The Company owns 836,956 common and 85,937 preferred shares in a private U.K. fund which has invested in mezzanine debt of leveraged buy out transactions.

Material Agreements and Instruments

       The management and liquidation of the Company is governed by several arrangements, as well as by the provisions of a letter (the "No Action Letter") from the Securities and Exchange Commission (the "Commission"). These arrangements were developed through the negotiations of various constituencies (including the official creditors' committees) involved in the Integrated bankruptcy. These arrangements are for the most part contained in the Management Agreements with Presidio Management and Steinhardt Management, the Administrative Services Agreement with Wexford, the Indemnification Agreements (the "Indemnification Agreements") and Indemnification Security Agreement (the "Indemnification Security Agreement") with certain former officers and directors of Integrated, the indemnification and indemnification trust agreements entered into with officers and directors of Presidio. The material terms of these agreements and instruments and the No Action Letter are summarized below and elsewhere in this Form 10-K. The summaries of such agreements and instruments and the No Action Letter included in this Form 10-K do not purport to be complete and are subject to and qualified in their entirety by reference to all of the provisions of such agreements and instruments and the No Action Letter, including the definitions thereof of certain terms.

The Management Agreements.

       Effective as of the Consummation Date, the Company entered into a management agreement with Presidio Management (the "Presidio Management Agreement") and a management agreement with Steinhardt Management (the
"Steinhardt Management Agreement" and together with the Presidio Management Agreement, the "Management Agreements"). Pursuant to the Presidio Management Agreement, Presidio Management oversees the management of the Company and the management and liquidation of the Company's assets. Pursuant to the Steinhardt Management Agreement, Steinhardt Management will be available to consult with Presidio Management in connection with certain material transactions relating to the Company's assets. Each Management Agreement provides for a fixed fee of $1.25 million per year, payable in equal monthly installments.

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

         2. The Presidio Management Agreement also prohibits Presidio Management from contractually restricting its employees from being retained independently by Presidio following termination of the Presidio Management Agreement.

Pursuant to the Presidio Management Agreement, Presidio Management is required to provide each of Presidio's directors reasonable prior notice of any material transaction involving the Company's assets where such transaction, or series of related transactions, has a fair market value or a cost exceeding $5.0 million. The Steinhardt Management Agreement requires Steinhardt Management to provide notice to each of Presidio's directors of any such transaction of which it has knowledge (to the extent such notice is not given by Presidio Management).

         Under the Presidio Management Agreement, Presidio Management may direct Presidio to pay up to 50% of the $1.25 million annual management fee directly to Joseph M. Jacobs or a corporation controlled by him. Presidio Management has directed Presidio to pay 50% of such management fee to Mr. Jacobs. In March 1996, the Board of Directors of Presidio approved the assignment of Presidio Management's Agreement to Wexford. In October 1996 this assignment was revoked, and a new agreement whereby Presidio Management has retained Wexford to assist in the performance of such duties, as manager, was entered into. Charles E. Davidson, the Chairman of Presidio, has a significant interest in both Wexford and Presidio Management.

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

Administrative Services Agreement.

         Wexford entered into an Administrative Services Agreement (the "Administrative Services Agreement") with Presidio to provide certain administrative and management services to the Company. Joseph M. Jacobs is a Member and the President of Wexford. Robert Holtz is a Member and a Senior Vice President of Wexford. Jay L. Maymudes is the Chief Financial Officer and a Senior Vice President of Wexford. Charles E. Davidson, the Chairman of the Board of Presidio, is a Member and Chairman of Wexford. Wexford provides management and other services to third parties that are not related to the Company.

         Pursuant to the Administrative Services Agreement, Wexford oversees the day-to-day management of the Company. In such capacity, Wexford has agreed to make available (i) Mr. Jacobs to serve as the Chief Executive Officer, President and a Class B Director of Presidio, (ii) Mr. Holtz to serve as Vice President and Secretary of Presidio, (iii) Mr. Maymudes to serve as Chief Financial Officer, Vice President and Treasurer of Presidio, (iv) persons to serve as officers and directors of Presidio's direct or indirect subsidiaries or affiliates and (v) such other persons as may be necessary to fulfill Wexford's obligations under such agreement. Presidio retains the right to remove any employee of Wexford serving as an officer or director of the Company. As described in the The Management Agreements, Wexford also serves as an advisor to Presidio Management.

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

         Presidio is obligated to pay Wexford annual amounts of $350,000 and $125,000 in respect of the services performed by Messrs. Jacobs and Holtz, respectively, and for its direct and indirect costs properly allocable to the performance of its duties under the Administrative Services Agreement and providing officers and directors of the Company. Such expenses include, without limitation, payroll, payroll taxes, costs of employee benefit plans approved by Presidio Management or by Presidio's board of directors, accounting fees, rent and other overhead expenses of Wexford, and any required severance payments to Wexford's employees (other than Messrs. Jacobs, Holtz and Maymudes). Any other bonus, severance or similar payments is subject to approval of Presidio Management or, in the case of such payments to Messrs. Jacobs, Holtz or Maymudes or if required by Presidio's organizational documents or the Presidio Management Agreement, the Board of Directors of Presidio.

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

         Restrictions Under the No Action Letter.

         On August 5, 1994, Presidio obtained the No Action Letter from the Staff of the Division of Investment Management (the "Staff") of the Commission. The No Action Letter applies to Presidio, as well as Presidio CR Holdings, L.P. (which prior to March 28, 1996 held all of the Contract Rights) along with the direct and indirect U.S. subsidiaries of Presidio (the "DomesticCos") set up to acquire assets from Integrated. The No Action Letter provides Presidio assurances that the Staff would not recommend enforcement action to the Commission if Presidio did not register under the Investment Company Act of 1940 (the "Company Act").

         Receipt of the No Action Letter was based on and subject to the continued accuracy of various representations as well as agreements to comply with certain restrictions set forth in the letter requesting the No Action Letter, and summarized in the No Action Letter. In order to obtain the No Action Letter, the proposed managers of Presidio were also bound to comply with the restrictions. Consequently, both Presidio Management and Steinhardt Management have agreed to abide by the following restrictions:

         A. Liquidation. Presidio's activities must be geared to the liquidation of its assets and the distribution of the net proceeds therefrom to holders of its shares. Presidio should (i) not identify in any communications released to its shareholders, the press and the public, as well as in any regulatory filings, that its purpose or plans consist of any activity other than liquidation and distribution of proceeds (see also item D below), and (ii) refrain from any "investment" activities which are inconsistent with this restriction (see items B and C below). Of course, orderly liquidation of assets may require (i) continuing to operate "going concern" businesses pending sale,
(ii) reorganization and restructuring of assets to facilitate sales, (iii) securitizations to realize value; and (iv) similar actions related to the orderly liquidation of assets.

         B. No Trade or Business. Presidio may not conduct a trade or business other than maintaining as a going concern each business acquired from Integrated pending sale or liquidation thereof (see items A above and D below).

         C. No Investments. Presidio must promptly distribute proceeds from sales of its assets, and may not make investments with such proceeds. Presidio may, however, make temporary investments in (a) money market instruments, (b) short-term government securities (c) other investment grade short term debt securities, pending distribution of liquidation proceeds to holders of Presidio shares or (d) other investments incidental to the liquidation.

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

         F. No Active Trading Market. In order to obtain the No Action Letter, Presidio represented to the Staff that "it is unlikely that ... trading [in Presidio shares] will be active or that a significant market will develop of holders far beyond the initial holders ..." In granting the No Action Letter, the Staff explicitly relied on this representation, which they restated as "an active trading market in the common stock of [Presidio] is unlikely to develop."

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

         Hemisphere Administration Agreements.

         Presidio and two of its non-U.S. subsidiaries, Presidio GP Corp. and Presidio LP Corp. (collectively, the "BVI Group"), have each entered into
Administration Agreements (the "Hemisphere Administration Agreements") with Hemisphere, pursuant to which Hemisphere will act as the BVI Group's offshore administrator. Pursuant to the Hemisphere Administration Agreements, Hemisphere shall, among other things, (i) provide office facilities, personnel and accommodations required by the BVI Group in the Cayman Islands, (ii) communicate with shareholders and the general public on the BVI Group's behalf, (iii) maintain corporate books and records and a shareholder register, (iv) call and hold all meetings of shareholders and directors, (v) disburse all necessary payments on behalf of the BVI Group and (vi) accept subscriptions for shares and make redemptions and repurchases of shares, in each case, subject to the provisions of the Memorandum and Articles of the respective companies within the BVI Group and under the supervision of their respective directors and officers. In consideration for such services, Hemisphere receives an aggregate fee of $36,000 per annum (subject to annual review and reduction in certain circumstances) and reimbursement of its out-of-pocket expenditures. The Hemisphere Administration Agreements are effective for successive one-year terms unless and until terminated by either party on 30 days' written notice to the other party, or upon written notice of the occurrence of any breach and a failure to cure such breach within 10 days thereafter.

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

The Hallwood Group Incorporated v. Steinhardt Management Company, Inc., et al. Presidio and two subsidiaries, Presidio LP Corp. and Presidio GP Corp. (the "Presidio Defendants"), have been named as defendants in this action which commenced in May 1995 in the United States District Court for the Southern District of New York. The complaint alleges that the Presidio Defendants are affiliates of Steinhardt Management and as such are liable for a $1.5 million fee allegedly owed the plaintiff under a written agreement between Steinhardt Management and the plaintiff. The Presidio Defendants have filed an answer, dated July 7, 1995 denying the material allegations of the complaint. On or about July 1, 1996, the plaintiff amended its complaint to also name Charles E. Davidson, Michael H. Steinhardt and IR Partners as defendants. At the same time, the plaintiff also brought a related State Court action against Presidio CR Holdings, L.P. Defendants answered the Amended Complaint and the State Court Complaint on August 23, 1996. Document discovery is complete, and depositions have been taken. The Company intends to vigorously defend the claims made by the plaintiff in this action.

WEBBCO v. Tele-Communications, Inc., et al.; The Carter Revocable Trust v. Tele Communications, Inc., et al. IR-Daniels II and IR-Daniels III, two partnerships (the "Daniels General Partners") in which an indirect subsidiary of Presidio is the co-general partner, and Integrated Cable Corp. have been named as defendants in two Integrated Cable Corp. class action lawsuits commenced in September 1994 in the United States District Court for the District of Colorado. The complaints allege that the Daniels General Partners, which serve as managing general partners of two publicly held partnerships (the "Daniels Partnerships"), and certain affiliated entities committed violations of Sections 10(b) and 14(a) of the Exchange Act and breached their fiduciary duties to limited partners of the Daniels Partnerships in connection with the sale of the Daniels Partnerships' assets. The complaints assert that the proxy statements issued in connection with those sales contained material false or misleading information and/or failed to disclose material information and assert that certain actions taken in connection with the sales constituted breaches of fiduciary duty. The complaints seek unspecified monetary damages. The defendants filed global motions to dismiss the complaint, which were denied by the District Court. The defendants filed summary judgement motion to conclude after discovery was complete. Subsequently, discovery was completed, however no judgement has been issued by the District Court. Ultimate conclusion is impossible to predict and defendants intend to contest vigorously all allegations against them.

Mark Erwin, Trustee, et. al. v. Resources High Equity, Inc.,et. al. (the "HEP Action"). On or about May 11, 1993 the HEP Partnerships were advised of the existence of an action (the "HEP Action") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in the HEP Partnerships. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint").

On November 30, 1995, after the Court preliminarily approved a settlement of the HEP Action but ultimately declined to grant final approval and after the Court granted motions to intervene by the original plaintiffs, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ( the "Consolidated Complaint") against certain subsidiaries of the Company who are general partners of the HEP Partnerships (the "General Partners"). The Consolidated Complaint alleges various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership, fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the General Partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the General Partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the General Partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase outstanding limited partnership units in the HEP Partnerships; that by refusing to seek the sale of the HEP Partnerships' properties, the General Partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the General Partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

In January, 1996, the parties to the HEP Action agreed upon a revised settlement (the "Revised Settlement"). The principal features of the Revised Settlement were the surrender by the General Partners of certain fees that they are entitled to receive, the reorganization of the HEP Partnerships into a publicly traded real estate investment trust ("REIT"), and the issuance of stock in the REIT to the limited partners (in exchange for their limited partnership interests) and General Partners (in exchange for their existing interest in the HEP Partnerships and future income). The principal benefits of the Revised Settlement were (1) substantially increased distributions to limited partners,
(2) market liquidity through a NASDAQ listed security, and (3) the opportunity for growth and diversification that was not permitted under the Partnership structure. There were also other significant tax benefits, corporate governance advantages and other benefits of the Revised Settlement.

On July 18, 1996, the Court preliminarily approved the Revised Settlement and made a preliminary finding that the Revised Settlement was fair, adequate and reasonable to the class. In August 1996, the Court approved the form and method of notice regarding the Revised Settlement which was sent to the limited partners.

Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the Revised Settlement. Despite this, following the submission of additional materials, the Court entered an order on January 14, 1997 rejecting the Revised Settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the plaintiffs filed a motion seeking to have the Court reconsider its order. Subsequently, the defendants withdrew the Revised Settlement and at a hearing on February 24, 1997, the Court denied the plaintiffs' motion. Also, at the February 24, 1997 hearing, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the Revised Settlement, and granted the request of one plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

The HEP Partnerships and the General Partners believe that each of the claims asserted in the Consolidated Complaint are meritless and intend to continue to vigorously defend the HEP Action.

600 Grant Street Associates Limited Partnership v. General Electric Capital Corporation, et al. Sivram Corp. and Grant Property Corp. (the "Affiliated Defendants"), two indirect subsidiaries of Presidio, have been named as defendants in this action which was commenced in December 1994 in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint asserted three causes of action against the Affiliated Defendants for breach of contract, declaratory relief that the plaintiff has not breached its contractual obligations, and an accounting. The claim for breach of contract sought damages in excess of $50 million as well as punitive damages. During 1996, this case was dismissed with prejudice.

Wright v. Integrated Aircraft Fund Management Corp., et. al. Integrated Aircraft Fund Management Corp., Integrated Resources Marketing, Inc., and Integrated Resources Equity Corp., three indirect subsidiaries of Presidio, have been named as defendants in this purported class action which was commenced in February 1994 in the Supreme Court of the State of New York for the County of New York. The first amended complaint asserts causes of actions for fraud, breach of fiduciary duty and negligent misrepresentation based upon alleged material misrepresentations and omissions by the defendants in connection with the offering for sale of limited partnership units in the Aircraft Income Partners, L.P. partnership. On October 2, 1995, the Supreme Court of the State of New York for the County of New York granted a dismissal of the amended complaint in its entirety without leave to replead. The time for appeal has expired.

Integrated Resources Equity Corporation Litigation. Integrated Resources Equity Corporation ("IREC"), an indirect subsidiary of Presidio, has been named as a defendant or respondent in approximately 21 lawsuits and arbitration proceedings arising out of its conduct as a broker-dealer in securities. Integrated Resources Marketing Corporation ("IRMI"), another indirect subsidiary of Presidio, has also been named as a defendant or a respondent in several of these actions. The majority of these lawsuits seek damages for former customers of IREC arising out of purchases or sales of securities. IREC and the other defendants in these actions are vigorously defending each of the lawsuits and arbitration proceedings.

Israel Aircraft Industries v. Integrated Aircraft Corp. On or about December 14, 1995, a complaint was filed by Israel Aircraft Industries Ltd. (Bedek Aviation Division) ("IAI"), in the Ontario Court (General Division) in the Province of Ontario, City of Toronto (the "Ontario Action"). The Ontario Action named as defendants Integrated Aircraft Corp. ("IAC") (a wholly-owned subsidiary of Presidio Equipment Leasing), Jetall Airways, Inc ("Jetall"), Jetall Holding Corp. and Arie Tall. IAC had leased a Boeing 737-200 aircraft (the "Aircraft") to Jetall pursuant to a lease agreement dated August 6, 1993 (the "Lease") which has since been terminated. The Lease called for Jetall to undertake certain repairs and refurbishment of the Aircraft, in return for which, IAC agreed to forgo certain rent and reserve payments over the term of the Lease up to an aggregate amount of $850,000. As an inducement to IAI to enter into a contract with Jetall to perform the required work, IAC's agreement to forgo Lease payments was confirmed to IAI by IAC pursuant to a letter agreement dated August 11, 1993 (the "August Letter"). The complaint in the Ontario Action alleges, among other things, that IAC and Jetall conspired and illegally agreed to interfere with the contractual relationships existing between IAI and Jetall, and that IAC induced Jetall to breach its agreement with IAI. The complaint seeks actual damages of approximately US$386,000 for breach of contract and exemplary damages in the amount of CDN$1 million for the alleged conspiracy to breach a contract. An initial motion by IAC's counsel to dismiss the Ontario Action based on lack of jurisdiction, inconvenient forum and failure to state a claim was denied by the Ontario Court, and IAC's counsel filed an answer denying all of the allegation in the complaint.

In December 1995, shortly following IAI's filing of the Ontario Action, Jetall sought protection under one of the Canadian bankruptcy statutes. During the pendency of the Jetall bankruptcy proceedings, IAI asserted a lien against the Aircraft under the Repair and Storage Liens Act in an effort to prevent IAC from regaining possession of the Aircraft from the Jetall estate. IAC's counsel brought a motion in a separate division of the Ontario Courts to declare this lien invalid, and as a result of favorable ruling issued with respect to that motion (which found that IAI's interpretation of the August Letter was without merit), IAC is now in a position to file a summary judgement motion in the Ontario Action seeking to dismiss all of the claims against IAC.

Presidio v. Koll Management Services, Inc., Liquidity Financial Group, L.P. and Liquidity Financial Corporation. On November 9, 1995, Presidio and the General Partners of the HEP Partnerships, commenced an action in the United States Bankruptcy Court for the Southern District of New York, against Koll Management Services, Inc. ("Koll"), Liquidity Financial Group, L.P. and the Liquidity Financial Corporation (collectively, "Liquidity"). The plaintiffs sought a preliminary and permanent injunction to prevent violations of the Confidentiality and Standstill Agreement (the "Agreement") which had been entered into between Koll and Integrated in 1994 during Integrated's reorganization proceeding and damages in an amount to be proven at trial. The complaint alleged that Liquidity, which had become an affiliate of Koll and was, for that reason, bound by the Agreement, was violating the Agreement by, among other things, objecting to a settlement involving the HEP Partnerships which was an integral part of the Integrated Plan of Reorganization, and that Liquidity was otherwise interfering with the management and policies of the HEP Partnerships.

On November 21, 1995, after a contested hearing, the Bankruptcy Court granted plaintiffs' motion for a preliminary injunction. The preliminary injunction has been extended periodically since its entry. The defendants have denied the material allegations of the complaint, and asserted various defenses. The parties are actively engaged in discovery. On March 7, 1997, the defendants filed a motion seeking to dissolve the preliminary injunction. The motion is schedule to be heard by the Bankruptcy Court on April 11, 1997.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fiscal year covered by this report, to a vote of security holders.

PART II

Item 5. MARKET  FOR REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS.

         Market Information

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

         Holders and Dividends

         As of March 1, 1997, there were 277 holders of record of the Class A Shares.

         Presidio has paid dividends with respect to Class A Shares and Class B Shares, and expects to declare and pay dividends from time to time in the future, depending on available cash balances generated by the liquidation of the Acquired Assets. Presidio's Articles of Association provide that Presidio shall make quarterly distributions of cash to the holders of Class A and Class B Shares in certain circumstances to the extent it appears to the directors of Presidio to be justified by available cash and surplus. From November 3, 1994 through December 31, 1996, the Company has paid approximately $347.8 million in the aggregate or $34.73 per share in dividends. Additionally, on March 19, 1997, Presidio announced the approval for payment of a $1.65 per share ($16.5 million) dividend payable on April 3, 1997 to all shareholders of record as of March 25, 1997.

         The  Indemnification   Agreements  and  the  Indemnification   Security
Agreement contain certain restrictions on Presidio's ability to pay dividends. See "Business -- Material Agreements and Instruments."

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data at the end of and for the periods set forth below. The selected consolidated financial data for Integrated for the periods December 31, 1992 to November 2, 1994 have been derived from audited financial statements.

         Presidio's selected consolidated financial data at November 3, 1994, and for the period ended December 31, 1994 and the years ended December 31, 1995 and 1996 have been derived from Presidio's consolidated financial statements audited by Deloitte & Touche (the report for which expresses an unqualified opinion and includes an emphasis of a matter paragraph).

         The financial statements of Integrated and Presidio have been prepared on the liquidation basis of accounting for all periods subsequent to October 1, 1993. The liquidation basis of accounting is appropriate when liquidation is imminent, a company is no longer viewed as a going concern and the net realizable value of a company's assets is reasonably determinable. Under this method of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. The valuations presented in these financial statements are based on current facts and circumstances and may differ materially from amounts ultimately realized.

                                                  TABLE OF SELECTED FINANCIAL DATA


                                                      INTEGRATED RESOURCES INC.

                                                            CONSOLIDATED

                                                                        For the period ended

                                          NOVEMBER 2, 1994     DECEMBER 31, 1993   SEPTEMBER 30, 1993    DECEMBER 31, 1992
                                          ----------------     -----------------   ------------------    -----------------
                                                      (in thousands, except per share amounts)
INCOME STATEMENT DATA:

Revenues                                         N/A                   N/A             $  93,061              $124,098
General and administrative costs                 N/A                   N/A                25,659                60,927
Restructuring costs and expenses                 N/A                   N/A                10,683                25,464
Extraordinary items                              N/A                   N/A                 1,568                19,562
Net income                                       N/A                   N/A                38,763                23,829
Income per common share                          N/A                   N/A                  3.39                  2.08


STATEMENT OF CHANGES IN NET ASSETS
IN LIQUIDATION DATA:

Increase (Decrease)

Adjustment for adoption of
    liquidation accounting                    $    0          $   (19,207)
                                              ------          ------------
Net revaluation of assets and
    liabilities                                    0                38,928
Adjustment of liabilities to
    estimated settlement amounts                   0             1,032,210
Net change in net assets
    in liquidation                                 0             1,071,138


STATEMENT OF NET ASSETS
IN LIQUIDATION DATA:

Total assets                                $992,402           $ 1,052,330
Total liabilities - net of
  adjustment to estimated
  settlement amounts                        $992,402           $ 1,052,330
Net assets in liquidation                          0                     0

                                                  TABLE OF SELECTED FINANCIAL DATA


                                               PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                                                            CONSOLIDATED

                                               (in thousands of United States dollars)


                                                         ____________ For the period ended ___________

                                         DECEMBER 31, 1996     DECEMBER 31, 1995    DECEMBER 31, 1994      NOVEMBER 3, 1994
                                         -----------------     -----------------    -------------------   -----------------

STATEMENTS OF CHANGES IN NET ASSETS
IN LIQUIDATION DATA:

Increase from revaluation of
  assets and liabilities                   $   39,659           $    73,808           $         0            $        0
Interest income                                 5,477                 7,038                     0                     0
Dividends paid/accrued                       (252,753)              (95,014)                    0                     0
Net change in net assets
  in liquidation                             (207,617)              (14,168)                    0                     0


STATEMENTS OF NET ASSETS
IN LIQUIDATION DATA:

Total assets                               $  212,528           $   455,750           $   518,795            $1,028,173
Total liabilities                              34,917                70,522               119,399               628,777
Net assets in liquidation                  $  177,611           $   385,228           $   399,396            $  399,396

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND LIQUIDATION ACTIVITIES.

The following section includes (i) a discussion and analysis of the liquidity, capital resources and liquidation activities of the Company for the years ended December 31, 1996, December 31, 1995 and for the period November 3, 1994 to
December 31, 1994, and (ii) a discussion and analysis of the historical liquidity, capital resources and liquidation activities of Integrated for the period January 1, 1994 to November 2, 1994.

Liquidity and Capital Resources -- The Company

Consummation Date Activities and Organization

The Company was organized in accordance with the Plan, which was consummated on November 3, 1994. The Plan called for the issuance of Presidio's Class A Shares to the former creditors of Integrated ("Creditors") and the issuance of Presidio's Class B Shares to IR Partners, the funder of the Plan. Creditors received a combination of cash, approximately 8.8 million Class A Shares and approximately 8.8 million shares of XRC Corp. common stock in lieu of forgiveness of approximately $1.4 billion of liabilities recorded by Integrated. IR Partners paid approximately $35.8 million on the Consummation Date and received 1.2 million Class B Shares in accordance with the provisions of the Plan. Substantially all assets and remaining liabilities of Integrated were transferred to and assumed by the Company. Additionally, certain assets and liabilities were transferred to and assumed by XRC Corp. (which serves as the nominal successor corporation to Integrated as required under bankruptcy law). The Company acts as a liquidating entity and accordingly net cash is distributed subject to restrictions imposed by various indemnification agreements and amounts not retained for working capital requirements. See "Business -- Background."

On the Consummation Date, the Company disbursed approximately $456 million to discharge various claims filed by Creditors.

The Company also reserved $46 million for disputed claims on the Consummation Date, approximately $1.6 million of which remained in reserve at December 31, 1996. Such claims are included in the estimated costs of liquidation and are currently being evaluated. As settlements are reached on these claims, cash is either disbursed to the claimant, or released to the Company. In addition, 162,932 of the 8.8 million Class A Shares reserved for Creditors were reserved for such disputed claims on the Consummation Date. These shares are also released upon settlement of the disputed claims. Reserved shares for disputed claims that are expunged, will be made available for sale to Creditors. During 1996, settlements were made on certain claims and 30,686 of such shares were disbursed. As of December 31, 1996, 16,395 Class A Shares remained in reserve for disputed claims.

On the Consummation Date, the Company deposited amounts in various escrow accounts as security for indemnification of certain former officers and directors of Integrated and the Class A Directors of Presidio.

Indemnity for the former officers and directors of Integrated is secured by $10 million in cash and a pledge of all of the Company's stock and partnership interests in all of its non-U.S. subsidiaries. These subsidiaries must meet certain minimum net worth requirements for certain specified periods after the Consummation Date. All distributions made by Presidio are limited by a requirement that Presidio has sufficient net assets after distributions to discharge any pending and expected Qualified Indemnity Obligations. See "Business -- Material Agreements and Instruments -- Indemnification Agreements and Indemnification Security Agreement."

The Plan also provided for indemnification of the Class A Directors of Presidio (the "Class A Indemnification"). This indemnification agreement was secured by a $1 million escrow deposit made on the Consummation Date. Presidio is also required to deposit the greater of $750,000, or 1% of distributions made per quarter to this escrow account for additional indemnification security. As of December 31, 1996, approximately $6 million has been deposited (of which $3 million was deposited in 1996), and will be held in escrow for a period of six years subsequent to the Consummation Date. The remaining Class A Indemnification funds will ultimitely be returned to Presidio. All such security amounts are classified in the accompanying consolidated financial statements as restricted cash.

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

The Company has accrued a liability of approximately $29 million as of December 31, 1996, in anticipation of costs needed to liquidate the entire portfolio of assets, including expected liabilities for the settlement of remaining claims. The actual costs may be higher or lower depending on a number of factors including but not limited to the amount of time necessary to dispose of the remaining assets, as well as current and future market conditions.

Presidio's ability to make distributions to shareholders remains limited in accordance with the terms of the indemnification obligations of the former officers and directors of Integrated and its subsidiaries. Presidio has no basis for believing that any of those indemnification obligations will be material, however, pursuant to the terms of such agreements, Presidio is required to notify beneficiaries thereunder of dividends and certain other transfers of cash made by subsidiaries of Presidio to Presidio and to retain the value of certain collateral granted as security for such indemnification obligations. Although such restrictions may impede the timing of distributions to Presidio shareholders, Presidio does not anticipate that those restrictions will materially impair its liquidity. Presidio distributed $263 million and $85 million to shareholders during 1996 and 1995, respectively, for which notice to the beneficiaries of the Indemnification Agreements was provided. Such distributions were not challenged by the beneficiaries. Additionally, on March 19, 1997, Presidio announced the approval for payment of a $1.65 per share ($16.5 million) dividend payable on April 3, 1997 to all shareholders of record as of March 25, 1997.

In accordance with restrictions under the No Action Letter, Presidio has only made temporary investments in money market instruments, short-term government securities or other investment grade short-term debt securities. Because of the liquid nature of such investments, compliance with the No Action Letter would generally be expected to increase liquidity.

As of December 31, 1996, Presidio had restricted cash of approximately $20 million, primarily comprised of reserves for disputed bankruptcy claims of approximately $1.6 million and deposits for escrow accounts as security for indemnification of certain former officers and directors of Integrated and the Class A directors of Presidio of approximately $18 million.

The Company's primary objective is to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets. Although the Company considers its assumptions and estimates as to the values and timing of such liquidations to be reasonable, the period of time to liquidate the assets and distribute the proceeds of such assets is subject to significant business, economic and competitive uncertainties and contingencies. The components of the change in cash and cash equivalents, are as follows:

                                                                         (Millions)

                                                                         Year Ended
                                                                         December 31,
                                                                  -------------------------
                                                                     1996           1995
                                                                  --------         --------
Cash Inflows
Contract rights securitization proceeds, net ...........          $  205.1         $ --
Other liquidating activities ...........................              59.4             40.3
Operating cash receipts ................................              25.5             48.3
Interest income ........................................               5.5              7.0
                                                                  --------         --------
   Total Cash Inflows ..................................             295.5             95.6
                                                                  --------         --------

Cash Outflows
Dividends paid .........................................             262.8             85.0
Loans to affiliates ....................................              32.5           --
Bankruptcy claims paid .................................               2.7             21.6
Steinhardt Management Co., Inc. expense reimbursement ..               0.2              2.1
Legal, accounting and consulting fees ..................               7.6              9.2
Legal and other expenses - Contract Rights .............              16.3             14.5
Management fees ........................................               2.5              2.3
General administrative and other .......................              11.1             14.2
                                                                  --------         --------
   Total Cash Outflows .................................             335.7            148.9
                                                                  --------         --------
Decrease in cash and cash equivalents ..................             (40.2)           (53.3)
                                                                  --------         --------

Cash and cash equivalents, beginning of period .........             118.8            172.1
                                                                  --------         --------
Cash and cash equivalents, end of period ...............          $   78.6         $  118.8
                                                                  ========         ========

         The Acquired  Assets are  reflected in the financial  statements  filed
herewith  at  their  net  realizable  value  based  on  the  Company's   planned
disposition strategies.

         Presidio believes that cash on hand, revenues generated from interests in businesses that continue to operate and the proceeds from sales of businesses and other assets will be sufficient to support Presidio's operations and to pay its current obligations as they become due.

Liquidation Activities -- The Company

1996

Contract Rights

In May 1995, Presidio entered into a series of interest rate hedges (the "Hedges") through the short sales of ten-year U.S. government treasury notes (the "Notes") maturing in February and March 2005. These Notes had an aggregate notional value of $225 million, and were designed to reduce the impact of interest rate fluctuations on the projected proceeds from future Contract Right transactions. In March, 1996 the Company settled its position with regard to the Hedges, realizing a loss of $2.6 million which was effectively offset by an increase in total liquidation proceeds.

On March 28, 1996 (the "Closing Date"), the Company and certain of its subsidiaries sold 117 of its 123 Contract Rights in a private securitization transaction. Net proceeds realized by the Company after securitization and related hedge position costs and reserves to be held for more than 90 days relating to the securitization were approximately $205 million. As of December 31, 1996, there were four Contract Rights remaining which the Company estimates have an approximate net realizable value of $41 million. On March 12, 1997, one of the Partnerships exercised its option and prepaid approximately $40.0 million representing the remaining balance due under one of the Contract Right obligations.

The Company sold all of its right, title and interest in the Contract Rights to the Contract Right Grantor Trust (the "Grantor Trust"), formed pursuant to a Grantor Trust Agreement. The Grantor Trust issued a certificate (the "Grantor Trust T-1 Certificate") to a trust (the "Trust") formed pursuant to a Pooling Agreement dated as of January 1, 1996, among the Grantor Trust, acting through the Grantor Trust Trustee, as depositor, Bankers Trust Company, as servicer, and The First National Bank of Chicago, as trustee in exchange for the Certificates (as defined below).

The Grantor Trust also issued a second certificate and certain related assets (the "Grantor Trust T-2 Certificate") to T-Two Partners, L.P., a Delaware limited partnership (the "T-2 Holder"), in exchange for approximately $20 million in cash and the assumption of certain liabilities. The Grantor Trust T-1 Certificate evidences the interest of the Trust in the Contract Rights transferred to the Grantor Trust, and are secured by substantially all of the payment stream from the primary term of such Contract Rights. The Grantor Trust T-2 Certificate evidences the balance of all payments on such Contract Rights as well as the six other Contract Rights sold directly to the Grantor Trust. Payments made in respect to the Grantor Trust T-2 Certificate will be deposited in a reserve fund as security for the T-2 Holder's obligation to indemnify the Trust against losses on the Contract Rights.

The Trust consists, among other things, of all the right, title and interest arising from and in connection with the Grantor Trust T-1 Certificate. A "real estate mortgage investment conduit" ("REMIC") election has been made in connection with certain assets of the Trust for U.S. Federal income tax purposes. The Trust issued five classes of certificates; the Class A-1 Certificates, the Class B-1 Certificates, the Class C-1 Certificates and the Class D-1 Certificates (collectively, the "Offered Certificates") and the Class R Certificate (collectively, with the Offered Certificates, the "Certificates"). The Class R Certificate was transferred to a new corporation affiliated with the T-2 Holder, T-Two Corp.

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

On the Closing Date, Presidio loaned an aggregate of $31.5 million to Roundhill Associates L.P. and Roundhill Associates II, L.P. both Connecticut limited partnerships (collectively, the "T-2 Organizers"). Charles E. Davidson, Chairman of the Company, is the managing general partner with a 50 percent partnership interest in each of the T-2 Organizers, Joseph M. Jacobs, President of the Company, is a limited partner with a 45 percent partnership interest in each of the T-2 Organizers and Robert Holtz, Vice President of the Company, has the remaining 5% limited partnership interest in the T-2 Organizers. Such loans (i) are obligated to be repaid on the completion of the rights offering discussed below but no later than March 28, 1999, (ii) bear interest payable on the payment of principal at the rate of 25% per annum and (iii) are secured by a pledge of 100% of the membership interests in a newly-formed limited liability company ("T-2 LLC"). Proceeds for the loan were used to capitalize the T-2 Organizers interest in T-2 LLC.

The owners of T-2 LLC are obligated to conduct a rights offering or equivalent transaction of interests in T-2 LLC. Until the rights offering is completed, T-2 LLC is precluded from making any distributions to its members. The rights offering will be an offering of transferable rights to purchase the equivalent of 100% of the membership interests in T-2 LLC, and will be made to the holders of Presidio common stock. The T-2 Organizers will sell their membership interest to T-2 LLC upon completion of the rights offering to the extent that the rights issued in the rights offering are subscribed and will receive out of the proceeds of the rights offering the following: (i) the purchase price for such interest, (ii) their interest payments on the $31.5 million loans from Presidio,
(iii) their net tax liability as a consequence of owning the interest being sold, computed based upon the marginal effective tax rates of the individual partners of the T-2 Organizers, minus 12% of the losses, if any, recognized by them as a consequence of their ownership of such interest plus (iv) $50,000 representing the anticipated out-of-pocket expenses of the affiliates of the T-2 Organizers in maintaining their investments through certain entities in the T-2 Holders in a manner that was designed to facilitate the completion of the Contract Rights securitization.

Presidio and the T-2 Organizers are working on the rights offering of T-2 LLC, and contemplate making the offering during the second or third quarter of 1997.

During 1996, approximately $9.4 million, which was withheld from the Contract Rights Securitization net proceeds as reserves were returned to the Company.

For the year ended December 31, 1996, two tenants of Partnerships whose Contract Rights were not included in the securitization purchased their leased property from the Company as permitted un der the terms of their leases for $3.8 million.

IR Life Co.

In 1990, Integrated sold the majority of its core financial services businesses (including its insurance subsidiary Integrated Resources Life Co., ("Life")) to Broad, Inc. In connection with the sale, certain cash in Life was restricted by order of Iowa Insurance Commissioner from being distributed to Integrated. Approval for distribution was contingent, in part, upon the resolution of various contingent liabilities, including contingent claims relating to state guarantee funds for failed insurance companies. The right to this remaining receivable from Life was transferred to an indirect wholly owned subsidiary of Presidio, in connection with Presidio's purchase of Integrated's estate in November 1994. On July 1, 1996, the Iowa Insurance Commissioner concluded that all contingent liabilities had been satisfied, and approved the transfer of all remaining cash from Life to the Company. As a result, the Company received approximately $13.4 million on July 2, 1996, which was $5.9 million more than had been estimated by the Company.

TSA Securitization

In November 1996, Presidio sold in a private securitization transaction, the Company's rights to a deferred payment stream which was originally generated by Integrated's tax shelter annuity business (the "TSA Payment Stream"). This transaction yielded net proceeds of approximately $20.5 million. The securitization notes will not and have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or applicable exemption of registration requirement.

As part of this transaction, certificates evidencing 99% of the entire residual beneficial interest in the TSA Payment Stream, have been issued (the "Certificates"), and have been sold to T-2 TSA, LLC (the "Certificateholder") and Certificate(s) evidencing the remaining 1% beneficial ownership interest have been sold to T-2 TSA II LLC (the "Affiliated Purchaser"). Each of the Affiliated Purchaser and the Certificateholder is a Delaware limited liability company whose members are T-2 Management, LLC and T-2 LLC. Each of the Certificateholder and the Affiliated Purchaser have purchased its Certificate(s) for cash equal to the estimated fair value thereof. The Company has loaned to T-2 LLC $1,000,000 (the "TSA Loan"), with interest at 15% per annum, the proceeds of which were contributed to the Certificateholder and used to acquire the Certificates. The TSA Loan matures on the earlier of March 31, 2001, or the successful completion of a rights offering. The proceeds from a rights offering, will be used in part to repay T-2 LLC's obligation to the Company.

HEP Partnerships

The HEP Partnerships are a series of three public partnerships (HEP-85, HEP-86 and HEP-88) which invested in unleveraged commercial real estate between 1985 and 1989. The HEP Partnerships' portfolios consist of 18 properties with an original cost of approximately $253 million. The real estate properties in which the HEP Partnerships either own or maintain a material interest consist of seven shopping centers, locations currently leased to three supermarkets, four office buildings, two office parks, one industrial warehouses and one parcel of land. Subsidiaries of Presidio (the "HEP Subsidiaries") serve as general partners and hold a 5.0% interest in each of the HEP Partnerships. For managing the affairs of the HEP Partnerships, the HEP Subsidiaries receive partnership management fees, property management fees and certain expense reimbursements of approximately $4.5 million per annum.

HEP is subject to a class action lawsuit as described in Item 3 "Legal Proceedings".

Wrap Mortgage

On June 25, 1996 certain direct and indirect wholly owned subsidiaries of the Company sold a wraparound mortgage position and general partnership interest for a sales price of approximately $1.7 million. The wraparound mortgage was sold subject to the buyer assuming the obligation of the underlying first mortgage.

Limited Partnership Interests

During 1996, Resources Funding Corp. ("RFC"), a wholly owned indirect subsidiary of the Company received $1.4 million under the confirmed Chapter 11 plan of reorganization of Congrecare Coral Oaks Partners Ltd. ("Investor Partnership"), a limited partnership in which RFC is managing partner. This payment was in respect of RFC's unsecured claim against the Investor Partnership. The claim resulted from an agreement entered into by and among RFC and the Investor Partnership, among others, dated January 28, 1988 pursuant to which RFC agreed to obtain letters of credit on behalf of the Investor Partnership for its operating deficit and working capital needs. These letters of credit were drawn upon by the Investor Partnership. RFC was never reimbursed for the draws under the letters of credit. On February 16, 1996, the Investor Partnership filed for protection under Chapter 11 of the United States Bankruptcy Code in order to implement a settlement it had reached with its primary secured lender. RFC filed a claim in the bankruptcy court proceeding for the amount drawn down on the letters of credit and the interest thereon as well as related costs and expenses. The $1.4 million received by RFC represents the distribution made by the Investor Partnership under its Chapter 11 plan on account of such claim.

During 1996, the Company continued to review the status of resolved and unresolved claims against Integrated. Through various settlements reached between the Company and one of its wholly owned indirect subsidiaries and various lenders, all claims relating to $4 million of capital contribution obligations of the subsidiary which were guaranteed by Integrated have been dismissed. It was concluded that the claims made on behalf of the guarantees have been fully satisfied under the terms of the Plan. As such, Net Assets in Liquidation have been increased during 1996 by approximately $4 million as a result of the dismissal of the obligations.

Operating Business

During 1996, the Company received liquidating distributions of approximately $4.0 million on behalf of the Company's remaining interests in cable ventures.

Operating Real Estate

During 1996, the Company received $2.3 million from Fillmore Center Project Corporation ("FCPC") in which the Company owned 86% of the stock. The proceeds, net of legal expenses, represent a portion of a $3 million settlement payment received by FCPC in connection with the foreclosure of its principal assets.

1995

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

         During the year ended December 31, 1995, 13 tenants purchased their leased property from the Company as permitted under the terms of their leases for $15.4 million. During the year, the Company received $900,000 as scheduled payments on Contract Rights and two tenants who had been leasing property from the Company prepaid $2.1 million as final payments on an existing Contract Right.

Operating Businesses

         The Company, through an indirect wholly-owned subsidiary, owned a general partnership interest in the general partner of Majco Building Specialties, L.P. ("Majco"). On September 29, 1995, Majco consummated the sale of substantially all of its assets for a gross sale price of $66.6 million inclusive of $3.3 million which was paid into escrow. The Company's allocable share from this sale was approximately $12 million (exclusive of any amounts from escrow) from its interest in Majco. The Company had valued this asset at $8 million at December 31, 1994. In addition, approximately $1.3 million of the gross sales price is being held in escrow through December 1997.

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

         During the third quarter of 1995, a third party note receivable relating to a property sold by Integrated in April 1993 was prepaid. The Company received proceeds of $3.6 million, equal to the estimated net realizable value.

         During the second quarter of 1995, the Company sold a first mortgage note and assigned its interests in a wraparound mortgage, in two separate transactions, from which the aggregate proceeds were $500,000, and which resulted in the release of non-recourse indebtedness obligations and notes and other receivables of approximately $353.9 million.

1994

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

During the period January 1, 1994 to November 2, 1994 Integrated had no liquidation activities.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
         CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


Financial Statements - Presidio Capital Corp. and Subsidiaries

Independent Auditors' Report

Consolidated  Statements of Net Assets in  Liquidation  at December 31, 1996 and
     1995

Consolidated Statements of Changes in Net Assets in Liquidation for the Years Ended December 31, 1996 and 1995 and for the period November 3, 1994 (Consummation Date) through December 31, 1994

Notes to Consolidated Financial Statements

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Presidio Capital Corp.

We have audited the accompanying consolidated financial statements of net assets in liquidation of Presidio Capital Corp. and subsidiaries (the "Company") at December 31, 1996 and 1995 and the related consolidated statements of changes in net assets in liquidation for the years ended December 31, 1996 and 1995 and for the period November 3, 1994 (Consummation Date) through December 31, 1994 (all expressed in thousand of United States dollars). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company at December 31, 1996 and 1995 and the changes in its net assets in liquidation for the years ended December 31, 1996 and 1995 and for the period November 3, 1994 (Consummation Date) through December 31, 1994 in conformity with accounting principles generally accepted in the United States of America on the basis described in the succeeding paragraph.

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



/s/Deloitte & Touche
--------------------
Deloitte & Touche

Cayman Islands
March 25, 1997

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                (Expressed in thousands of United States dollars)


                                                                December 31,
                                                          ----------------------
                                                             1996         1995
                                                          --------      --------
Assets:

Cash and cash equivalents (including
restricted cash of $20,527 and $21,603 at
December 31, 1996 and 1995,
respectively) ......................................      $ 78,639      $118,790
Investments ........................................        29,993        32,769
Contract rights receivable .........................        41,083       235,681
Notes and other receivables (net of non-
  recourse indebtedness of $ 0 and $17,599
at December 31, 1996 and 1995, respectively) .......        22,467        62,991
Loans to Affiliates ................................        38,532          --
Other assets .......................................         1,814         5,519
                                                          --------      --------

                    Total assets ...................      $212,528      $455,750
                                                          ========      ========
Liabilities:

Debt ...............................................      $    900      $  4,895
Dividends payable ..................................          --          10,014
Estimated costs of liquidation .....................        29,434        49,613
Estimated tax liability ............................         5,970         6,000
                                                          --------      --------
                    Total liabilities ..............        36,304        70,522
                                                          --------      --------

                      Net Assets in Liquidation ....      $176,224      $385,228
                                                          ========      ========


                 See notes to consolidated financial statements

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                (Expressed in thousands of United States dollars)



                                                                                  November 3,
                                                                                     1994
                                                                            (Consummation Date)
                                     Year Ended            Year Ended              through
                                  December 31, 1996     December 31, 1995      December 31, 1994
                                  -----------------     -----------------      -----------------
Net Assets in Liquidation,
  beginning of period ......          $ 385,228             $ 399,396           $ 399,396
                                      ---------             ---------           ---------

Dividends declared .........           (252,753)              (95,014)               --

Accretion from loans to
   Affiliates ..............              6,032                  --                  --

Increase from revaluation of
   assets and liabilities ..             32,240                73,808                --

Interest income ............              5,477                 7,038                --
                                      ---------             ---------           ---------

Net change in net assets
  in liquidation ...........           (209,004)              (14,168)               --
                                      ---------             ---------           ---------

Net Assets in Liquidation,
   end of period ...........          $ 176,224             $ 385,228           $ 399,396
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

The Plan gave creditors of Integrated the right to receive 88% of Presidio's Class A shares in lieu of all or part of their cash distribution as defined in the Plan. The remaining 12% of stock was issued to and purchased by IR Partners, a general partnership among Steinhardt Management Company Inc., ("Steinhardt") certain of its affiliates and an affiliate of Charles E. Davidson, the principal of Presidio Management Company, LLC ("Presidio Management") and Chairman of the Board of the Company and Joseph M. Jacobs, the Chief Executive Officer and President of the Company, for approximately $36 million, under the terms of an Asset Purchase Agreement. In addition to the issuance of Class A shares, subsequent to the Consummation Date, Presidio disbursed approximately $456 million to the former creditors in satisfaction of bankruptcy claims against Integrated.

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

Liquidation Basis

As a result of the consummation of the Plan, the Company has adopted the liquidation basis of accounting. The liquidation basis of accounting is appropriate when liquidation is imminent and the Company is no longer viewed as a going concern. Under this method of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The valuations presented in these financial statements are presented in U.S. dollars under U.S. Generally Accepted Accounting Principles.

The valuation of assets and liabilities require many estimates and assumptions. The actual value of any liquidating distributions depends upon a variety of factors including, among others, the actual market prices of any assets distributed in kind, the proceeds from the sale of any of the Company's assets and the actual timing of distributions.

The valuations presented in the accompanying Statements of Net Assets in Liquidation represent current estimates, based on facts and circumstances, of the estimated net realizable value of assets and estimated costs of implementing the Plan. The net values ultimately realized could be higher or lower than the amounts recorded.

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

Non-Recourse Indebtedness

Non-recourse indebtedness represents obligations on wraparound mortgages of certain real estate subsidiaries. These obligations were collateralized by first liens on commercial real estate properties owned by limited partnerships and are recorded net of related receivables.

Estimated Costs of Liquidation

The estimated costs of liquidation represent the estimated costs of operating the Company through its expected termination. The financial statements as presented assume completion of the liquidation by November 3, 1999. These costs include management fees, estimated reimbursable expenses, the fees of outside professionals, estimated liabilities for the settlement of remaining bankruptcy claims and other costs, and are based on various assumptions. Actual total costs of liquidation are likely to differ from estimated costs and these differences may be material.

Income Taxes

Income taxes include taxes that will be payable on account of and upon sale or disposition of interests in operating businesses, real estate or other assets.

Net Realizable Value

In determining the net realizable values of the assets, the Company considers each asset's ability to generate future cash flow, offers received from third parties, if any, and other general market information. Such information is considered in conjunction with the Company's current plans for its disposition of assets. Computations of net realizable value necessitate the use of assumptions and estimates. Future events, including economic conditions that relate to real estate markets in general, may differ from those assumed or estimated in the computations. As a result, the amounts ultimately realized may materially differ from those currently reflected in these financial statements.

Reclassifications

Certain reclassifications have been made to the financial statements shown for the prior periods in order to conform to the current year classifications for the Statements of Changes in Net Assets in Liquidation. The Statements of
Changes in Net Assets for Integrated has not been reflected for the period January 1, 1994 to November 2, 1994, since there was no activity for that period.


NOTE 2 - INVESTMENTS

Investments held by the Company consist of:

                                               December 31,       December 31,
                                                   1996              1995
                                                 -------           -------
Equity securities ..........................     $ 1,375           $ 1,630
Interests in limited partnerships ..........      28,618            31,139
                                                 -------           -------
                                                 $29,993           $32,769
                                                 =======           =======

Investments in corporate equity securities at December 31, 1996 and 1995, include equity interests in a privately held company which are valued at its estimated net realizable value.

Interests  in limited  partnerships  include  general  and  limited  partnership interests in both public and privately held partnerships which invested in leveraged and unleveraged real estate and various operating businesses. These interests include a series of three public partnerships (HEP-85, HEP-86 and HEP-88) (the "HEP Partnerships") which invested in unleveraged commercial real estate between 1985 and 1989. The HEP Partnerships' portfolios consist of 18 properties. Subsidiaries of Presidio (the "HEP Subsidiaries") serve as general partners and hold a 5.0% interest in each of the HEP Partnerships. The HEP
Subsidiaries receive partnership management fees and certain expense reimbursements. The net realizable value of these interests are based on expected management fees and distributions through estimated dates of disposal and/or expected net liquidation proceeds to be realized upon dissolution of these partnership/investment interests.

The HEP Partnerships are subject to a class action lawsuit.

During 1996, the Company purchased certain limited partnership units in partnerships where they are general partners (including the HEP Partnerships). These interests are reflected at the historical cost of approximately $3.7 million. These units were purchased with the intent of enhancing and preserving the value of the Company's general partnership interests.

NOTE 3 - CONTRACT RIGHTS

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

The securitization certificates that were sold are secured by substantially all of the payment stream from the primary term of the related Contract Rights, and are not backed by the Company. Most of the remaining payment stream, which is effectively subordinated to the certificates sold in the securitization, will be used to make payment to the holder of another certificate, (the "T-2 Holder") 99% of which was sold to a newly formed company, T-Two Holding, LLC (the "T-2 LLC"), an entity owned by certain affiliates of Presidio (the "Affiliates"). These Affiliates are controlled by the Chairman of the Board and the President of Presidio. On the Closing Date, Presidio made two loans to the Affiliates, aggregating $31.5 million; the proceeds of which were used to purchase the Affiliates interest in T-2 LLC. These loans accrue interest at 25% per annum, and are reflected in the Company's Notes and Receivables at a net realizable value of $37.5 million at December 31, 1996. The owners of T-2 LLC will conduct a rights offering, or equivalent transaction, enabling the Company's shareholders to acquire 100% of the membership interests in T-2 LLC.

At December 31, 1996, there were four Contract Rights remaining, which the Company estimates have an approximate net realizable value of $41.1 million. On March 12, 1997, one of the Partnerships exercised its option and prepaid approximately $40.0 million, representing the remaining balance due under one of the Contract Right obligations.

NOTE 4 - NOTES AND OTHER RECEIVABLES

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

                                                      December 31,    December 31,
                                                          1996            1995
                                                       --------        --------
Receivable from TSA Note (a) ..................        $   --          $ 29,030
Notes and other receivables (b) ...............          22,467          25,562
Receivable from sale of life insurance
  operations (c) ..............................            --             7,499
Other (d) .....................................            --            18,499
                                                       --------        --------
                                                         22,467          80,590
Less non-recourse indebtedness (d) ............            --           (17,599)
                                                       --------        --------

                                                       $ 22,467        $ 62,991
                                                       ========        ========

(a) In November 1996, Presidio sold in a private securitization transaction, the Company's rights to a deferred payment stream which was originally generated by Integrated's tax shelter annuity business (the "TSA Payment Stream"). This transaction yielded net proceeds excluding legal expenses of approximately $20.5 million. Additionally, the Company received $6.0 million in cash collections on this note during the holding period prior to completion of the securitization.

         As part of this transaction, certificates evidencing 99% of the entire residual beneficial interest in TSA Payment Stream, have been issued (the "Certificates"), and have been sold to T-Two TSA, LLC (the "Certificateholder") and Certificate(s) evidencing the remaining 1% beneficial ownership interest have been sold to T-Two TSA II LLC (the "Affiliated Purchaser"). The Certificateholder and the Affiliated Purchaser are entitled to receive the TSA Payment Stream, upon satisfaction in full of the notes sold in the securitization. The rights of the Certificates are fully subordinated to the notes. Each of the Affiliated Purchaser and Certificateholder is a Delaware limited liability company whose members are T-Two Management, LLC and T-Two LLC. Each of the Certificateholder and the Affiliated Purchaser have purchased its Certificates(s) for cash equal to the estimated fair value thereof. The Company has loaned T-Two LLC $1 million (the "TSA Loan"), with interest at 15% per annum, the proceeds of which has been contributed to the Certificateholder and used to acquire the Certificates. The TSA Loan matures on the earlier of March 31, 2001, or the successful completion of the rights offering.

(b) Includes receivables, net of liabilities of the Company's equipment leasing subsidiaries of approximately $9.3 million and $7.7 million at December 31, 1996 and 1995, respectively.

(c) In 1990, Integrated sold the majority of its core financial services businesses (including its insurance subsidiary Integrated Resources Life Co. ("Life")) to Broad, Inc. In connection with the sale, certain cash in Life was restricted by order of the Iowa Insurance Commissioner from being distributed to Integrated. Approval for distribution was contingent, in part, upon the resolution of various contingent liabilities, including contingent claims relating to state guarantee funds for failed insurance companies. The right to this remaining receivable from Life was transferred to an indirect wholly owned subsidiary of Presidio, in connection with Presidio's purchase of Integrated's estate in November 1994. On July 1, 1996, the Iowa Insurance Commissioner concluded that all contingent liabilities had been satisfied, and approved the transfer of all remaining cash from Life to the Company. As a result, the Company received approximately $13.4 million on July 2, 1996.

(d) Includes wraparound mortgages due from certain limited partnerships with interest at 7% to 14.55% and due in installments through 2014, which are collateralized principally by second liens on commercial real estate properties owned by limited partnerships. The unamortized principal amount of such mortgages receivable, including accrued interest, exceeds the corresponding unamortized amount of the underlying mortgages payable (non-recourse indebtedness of $17.6 million). The remaining wrap mortgage position was sold during 1996 for gross proceeds of $1.8 million. This transaction effectively relieved the Company of all its non-recourse indebtedness.

NOTE 5 - ESTIMATED COSTS OF LIQUIDATION

The estimated costs of liquidation include current accounts payable, obligations under disputed bankruptcy claims, obligations of the Company and the estimated future costs to liquidate the Company pursuant to the Plan.

Estimated costs of liquidation include the following:

                                                       December 31,     December 31,
                                                           1996            1995
                                                       --------        --------
Reserve for disputed claims ....................         $ 1,580         $ 7,000
Estimated general and administrative
     costs .....................................          20,443          31,298
Other ..........................................           7,411          11,315
                                                         -------         -------
                                                         $29,434         $49,613
                                                         =======         =======

Pursuant to the consummation of the Plan, certain amounts were reserved for claims filed by creditors of Integrated, which, due to either the nature of the claim or the amount requested, have not yet been resolved. Reserves for the maximum amounts under the provisions of the Plan were recorded. As settlements are reached on these claims, cash is either disbursed to the claimant, or released to the Company. As of December 31, 1996 and 1995, approximately $1.6 million and $7.0 million remained in reserve for disputed claims, respectively.

Estimated general and administrative costs are based upon current facts and circumstances, and have decreased from the prior year primarily due to payments made in 1996.

Other liabilities represent reserves estimated to satisfy certain liabilities as discussed in Note 12.

A summary of the changes in estimated costs of liquidation are as follows:

     Balance - December 31, 1995 (A)                                 $  49,613
                                                                     ---------

     Amounts paid for bankruptcy claims,
         settlements, administration and operations (B)                (18,356)
     Adjustments to estimated costs of liquidation                      (1,823)
                                                                     ---------
     Balance - December 31, 1996 (A)                                 $  29,434
                                                                     =========

(A) The estimated costs of liquidation may be adjusted in future periods primarily due to the timing and type of asset sales and the resolution of disputed claims. Actual costs of liquidation are likely to differ from estimated costs and these differences may be material.

(B) Includes payments of approximately $2.7 million on disputed bankruptcy claims that were settled during 1996.


NOTE 6 - ESTIMATED INCOME TAX LIABILITY

As a result of the inability of Presidio to use Integrated's net operating loss carryforwards, the Company has recorded an estimated tax liability.

Estimated tax liabilities consist of:

                                                      December 31,      December 31,
                                                          1996              1995
                                                         ------           ------

Contract rights ..............................           $3,200           $3,000
Other ........................................            2,770            3,000
                                                         ------           ------
Estimated income tax liability ...............           $5,970           $6,000
                                                         ======           ======

Actual tax obligations may differ from estimated amounts, primarily due to the timing of future liquidation activities and these differences may be material.

NOTE 7 - COMMON STOCK

The Company has 11.25 million shares of common stock authorized, with a par value of U.S. $.01 per share. Creditors of Integrated were issued 8.8 million Class A shares (including 162,932 shares reserved in respect of disputed claims of which 16,395 shares remained in reserve at December 31, 1996) and IR Partners received 1,200,000 Class B shares.

The rights and privileges of the Class A and Class B shares are identical except with respect to elections of directors and certain restrictions on the transfer of Class B shares. Additionally, 13,650 shares were issued to the Class A directors on the Consummation Date (4,550 of which were forfeited to the Company in February 1995 and later reissued to a new director). The 1,200,000 Class B shares held by IR Partners are convertible in certain circumstances into an equivalent number of Class A shares.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company established a reserve on the Consummation Date of $46 million in cash ($1.6 million of which remained in reserve at December 31, 1996) and 162,932 Class A shares in respect of disputed claims against Integrated (16,395 of which remained in reserve at December 31, 1996). These claims represent claims unresolved as of the Consummation Date. Additionally, certain creditors have disputed the amounts of cash and common shares received upon completion of the distribution process. As such claims are resolved, cash and or shares will be disbursed to the prevailing claimant. If claims are resolved in favor of the Company, reserved cash will revert back to the Company, while reserved shares will be made available for purchase to the current Class A shareholders.

Presidio has reserved $11.1 million to provide for indemnification of Qualified Indemnities (former officers and directors of Integrated and its subsidiaries) against claims relating to certain pre-bankruptcy conduct. The indemnity is secured by $10.0 million in cash collateral as well as the stock of the Company's non-U.S. subsidiaries. Under this agreement, the Company must also maintain certain minimum net worth requirements throughout the liquidation process which may restrict Presidio's ability to pay future dividends.

Additionally, on the Consummation Date Presidio deposited into an escrow account $1.0 million as security for the indemnification of the Company's Class A Directors. Presidio is obligated to increase such security by the greater of $750 thousand or 1% of distributions made in each quarter up to a maximum of $10.0 million. During 1996, the Company deposited $3.0 million as additional security into this account. All security amounts are reflected as restricted cash.

NOTE 9 - REVALUATION OF ASSETS AND LIABILITIES

The increase in Net Assets in Liquidation resulting from revaluation, for the years ended December 31, 1996 and 1995 is as follows:

                                                    Year Ended          Year Ended
                                                 December 31, 1996   December 31, 1995
                                                 -----------------   -----------------
Increase in estimated net
   realizable value of assets (a) ........          $ 11,822           $ 66,988

Decrease in estimated costs
   of liquidation ........................             1,823              2,579

Return of overpayments and
   bankruptcy settlements ................             3,918              3,619

Gains/(losses) on
   liquidation and other (b) .............            16,064             (1,173)

(Increase)/decrease in estimated
   tax liability .........................            (1,387)             1,795
                                                    --------           --------
                                                    $ 32,240           $ 73,808
                                                    ========           ========

         (a)  Increases  in 1996 relate  principally  to  Contract  Rights of $8 million and increases in 1995 relate principally to Contract Rights of $30 million, TSA of $10 million and Investments of $10 million.

         (b) Increases in 1996 includes gains on IR Life transaction of $5.9 million.

NOTE 10 - DIVIDENDS DECLARED

Presidio has paid $347.8 million or $34.73 per share since the Consummation Date, of which $262.8 million, or $26.24 per share was paid in cash in 1996. Additionally, on March 19, 1997, Presidio announced the approval for payment of a $1.65 per share ($16.5 million) dividend payable on April 3, 1997 to all shareholders of record as of March 25, 1997.

NOTE 11 - RELATED PARTY TRANSACTIONS

On November 3, 1994, Presidio entered into an administrative services agreement with Concurrency Management Corp. ("Concurrency"), whereby Concurrency will be responsible for the day to day administration of the Company. Effective January 1, 1996, this agreement was assigned to Wexford. Concurrency was 100% owned by Joseph M. Jacobs, the President and a director of Presidio. Charles E. Davidson, the Chairman and a director of Presidio, and the beneficial owner of Presidio Management LLC, Joseph M. Jacobs and Robert Holtz, a Vice President of Presidio, are members of Wexford.

The Company has also entered into management agreements with Presidio Management and Steinhardt pursuant to which Presidio Management will manage the Company and its liquidation and Steinhardt will render certain consulting services to the Company.

These agreements require the Company to pay both Presidio Management and Steinhardt management fees of $1.25 million per year for a three year period expiring November 3, 1997. Presidio Management has directed that 50% of its annual management fee be paid to Mr. Jacobs. In March 1996, the Board of Directors of Presidio approved the assignment of Presidio Management's Agreement to Wexford. Additionally, during 1996, Presidio reimbursed Wexford $5.5 million in connection with the operation and administration of the Company. Presidio also had a payable to Wexford of $2.0 million at December 31, 1996.

The Company has loaned $32.5 million to certain affiliates of the Company in connection with the securitization of certain assets. These loans which were made with recourse, will be repaid upon successful completion of a rights offering to the shareholders of Presidio. These affiliates are both officers of Presidio as well as members of Wexford. As of December 31, 1996, these loans have accreted interest of approximately $6.0 million.

NOTE 12 - LITIGATION

Presidio and its subsidiaries are parties to various legal proceedings as successors to Integrated and its subsidiaries. The following is a description of material litigation in which the Company is involved.

The Hallwood Group Incorporated v. Steinhardt Management Company, Inc., et al. Presidio and two subsidiaries, Presidio LP Corp. and Presidio GP Corp. (the "Presidio Defendants"), have been named as defendants in this action which commenced in May 1995 in the United States District Court for the Southern District of New York. The complaint alleges that the Presidio Defendants are affiliates of Steinhardt Management and as such are liable for a $1.5 million fee allegedly owed the plaintiff under a written agreement between Steinhardt Management and the plaintiff. The Presidio Defendants have filed an answer, dated July 7, 1995 denying the material allegations of the complaint. On or about July 1, 1996, the plaintiff amended its complaint to also name Charles E. Davidson, Michael H. Steinhardt and IR Partners as defendants. At the same time, the plaintiff also brought a related State Court action against Presidio CR Holdings, L.P.Defendants answered the Amended Complaint and the State Court Complaint on August 23, 1996. Document discovery is complete, and depositions have been taken. The Company intends to vigorously defend the claims made by the plaintiff in this action.

WEBBCO v. Tele-Communications, Inc., et al.; The Carter Revocable Trust v. Tele Communications, Inc., et al. IR-Daniels II and IR-Daniels III, two partnerships (the "Daniels General Partners") in which an indirect subsidiary of Presidio is the co-general partner, and Integrated Cable Corp. have been named as defendants in two Integrated Cable Corp. class action lawsuits commenced in September 1994 in the United States District Court for the District of Colorado. The complaints allege that the Daniels General Partners, which serve as managing general partners of two publicly held partnerships (the "Daniels Partnerships"), and certain affiliated entities committed violations of Sections 10(b) and 14(a) of the Exchange Act and breached their fiduciary duties to limited partners of the Daniels Partnerships in connection with the sale of the Daniels Partnerships' assets. The complaints assert that the proxy statements issued in connection with those sales contained material false or misleading information and/or failed to disclose material information and assert that certain actions taken in connection with the sales constituted breaches of fiduciary duty. The complaints seek unspecified monetary damages. The defendants filed global motions to dismiss the complaint, which were denied by the District Court. The defendants filed summary judgement motion to conclude after discovery was complete. Subsequently, discovery was completed, however no judgement has been issued by the District Court. Ultimate conclusion is impossible to predict and defendants intend to contest vigorously all allegations against them.

Mark Erwin, Trustee, et. al. v. Resources High Equity, Inc.,et. al. (the "HEP Action"). On or about May 11, 1993 the HEP Partnerships were advised of the existence of an action (the "HEP Action") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in the HEP Partnerships. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint").

On November 30, 1995, after the Court preliminarily approved a settlement of the HEP Action but ultimately declined to grant final approval and after the Court granted motions to intervene by the original plaintiffs, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ( the "Consolidated Complaint") against certain subsidiaries of the Company who are general partners of the HEP Partnerships (the "General Partners"). The Consolidated Complaint alleges various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership, fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the General Partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the General Partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the General Partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase outstanding limited partnership units in the HEP Partnerships; that by refusing to seek the sale of the HEP Partnerships' properties, the General Partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the General Partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

In January, 1996, the parties to the HEP Action agreed upon a revised settlement (the "Revised Settlement"). The principal features of the Revised Settlement were the surrender by the General Partners of certain fees that they are entitled to receive, the reorganization of the HEP Partnerships into a publicly traded real estate investment trust ("REIT"), and the issuance of stock in the REIT to the limited partners (in exchange for their limited partnership interests) and General Partners (in exchange for their existing interest in the HEP Partnerships and future income). The principal benefits of the Revised Settlement were (1) substantially increased distributions to limited partners,
(2) market liquidity through a NASDAQ listed security, and (3) the opportunity for growth and diversification that was not permitted under the Partnership structure. There were also other significant tax benefits, corporate governance advantages and other benefits of the Revised Settlement.

On July 18, 1996, the Court preliminarily approved the Revised Settlement and made a preliminary finding that the Revised Settlement was fair, adequate and reasonable to the class. In August 1996, the Court approved the form and method of notice regarding the Revised Settlement which was sent to the limited partners.

Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the Revised Settlement. Despite this, following the submission of additional materials, the Court entered an order on January 14, 1997 rejecting the Revised Settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the plaintiffs filed a motion seeking to have the Court reconsider its order. Subsequently, the defendants withdrew the Revised Settlement and at a hearing on February 24, 1997, the Court denied the plaintiffs' motion. Also, at the February 24, 1997 hearing, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the Revised Settlement, and granted the request of one plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

The HEP Partnerships and the General Partners believe that each of the claims asserted in the Consolidated Complaint are meritless and intend to continue to vigorously defend the HEP Action.

600 Grant Street Associates Limited Partnership v. General Electric Capital Corporation, et al. Sivram Corp. and Grant Property Corp. (the "Affiliated Defendants"), two indirect subsidiaries of Presidio, have been named as defendants in this action which was commenced in December 1994 in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint asserted three causes of action against the Affiliated Defendants for breach of contract, declaratory relief that the plaintiff has not breached its contractual obligations, and an accounting. The claim for breach of contract sought damages in excess of $50 million as well as punitive damages. During 1996, this case was dismissed with prejudice.

Wright v. Integrated Aircraft Fund Management Corp., et. al. Integrated Aircraft Fund Management Corp., Integrated Resources Marketing, Inc., and Integrated Resources Equity Corp., three indirect subsidiaries of Presidio, have been named as defendants in this purported class action which was commenced in February 1994 in the Supreme Court of the State of New York for the County of New York. The first amended complaint asserts causes of actions for fraud, breach of fiduciary duty and negligent misrepresentation based upon alleged material misrepresentations and omissions by the defendants in connection with the offering for sale of limited partnership units in the Aircraft Income Partners, L.P. partnership. On October 2, 1995, the Supreme Court of the State of New York for the County of New York granted a dismissal of the amended complaint in its entirety without leave to replead. The time for appeal has expired.

Integrated Resources Equity Corporation Litigation. Integrated Resources Equity Corporation ("IREC"), an indirect subsidiary of Presidio, has been named as a defendant or respondent in approximately 21 lawsuits and arbitration proceedings arising out of its conduct as a broker-dealer in securities. Integrated Resources Marketing Corporation ("IRMI"), another indirect subsidiary of Presidio, has also been named as a defendant or a respondent in several of these actions. The majority of these lawsuits seek damages for former customers of IREC arising out of purchases or sales of securities. IREC and the other defendants in these actions are vigorously defending each of the lawsuits and arbitration proceedings.

Israel Aircraft Industries v. Integrated Aircraft Corp. On or about December 14, 1995, a complaint was filed by Israel Aircraft Industries Ltd. (Bedek Aviation Division) ("IAI"), in the Ontario Court (General Division) in the Province of Ontario, City of Toronto (the "Ontario Action"). The Ontario Action named as defendants Integrated Aircraft Corp. ("IAC") (a wholly-owned subsidiary of Presidio Equipment Leasing), Jetall Airways, Inc ("Jetall"), Jetall Holding Corp. and Arie Tall. IAC had leased a Boeing 737-200 aircraft (the "Aircraft") to Jetall pursuant to a lease agreement dated August 6, 1993 (the "Lease") which has since been terminated. The Lease called for Jetall to undertake certain repairs and refurbishment of the Aircraft, in return for which, IAC agreed to forgo certain rent and reserve payments over the term of the Lease up to an aggregate amount of $850,000. As an inducement to IAI to enter into a contract with Jetall to perform the required work, IAC's agreement to forgo Lease payments was confirmed to IAI by IAC pursuant to a letter agreement dated August 11, 1993 (the "August Letter"). The complaint in the Ontario Action alleges, among other things, that IAC and Jetall conspired and illegally agreed to interfere with the contractual relationships existing between IAI and Jetall, and that IAC induced Jetall to breach its agreement with IAI. The complaint seeks actual damages of approximately US$386,000 for breach of contract and exemplary damages in the amount of CDN$1 million for the alleged conspiracy to breach a contract. An initial motion by IAC's counsel to dismiss the Ontario Action based on lack of jurisdiction, inconvenient forum and failure to state a claim was denied by the Ontario Court, and IAC's counsel filed an answer denying all of the allegation in the complaint.

In December 1995, shortly following IAI's filing of the Ontario Action, Jetall sought protection under one of the Canadian bankruptcy statutes. During the pendency of the Jetall bankruptcy proceedings, IAI asserted a lien against the Aircraft under the Repair and Storage Liens Act in an effort to prevent IAC from regaining possession of the Aircraft from the Jetall estate. IAC's counsel brought a motion in a separate division of the Ontario Courts to declare this lien invalid, and as a result of favorable ruling issued with respect to that motion (which found that IAI's interpretation of the August Letter was without merit), IAC is now in a position to file a summary judgement motion in the Ontario Action seeking to dismiss all of the claims against IAC.

Presidio v. Koll Management Services, Inc., Liquidity Financial Group, L.P. and Liquidity Financial Corporation. On November 9, 1995, Presidio and the General Partners of the HEP Partnerships, commenced an action in the United States Bankruptcy Court for the Southern District of New York, against Koll Management Services, Inc. ("Koll"), Liquidity Financial Group, L.P. and the Liquidity Financial Corporation (collectively, "Liquidity"). The plaintiffs sought a preliminary and permanent injunction to prevent violations of the Confidentiality and Standstill Agreement (the "Agreement") which had been entered into between Koll and Integrated in 1994 during Integrated's reorganization proceeding and damages in an amount to be proven at trial. The complaint alleged that Liquidity, which had become an affiliate of Koll and was, for that reason, bound by the Agreement, was violating the Agreement by, among other things, objecting to a settlement involving the HEP Partnerships which was an integral part of the Integrated Plan of Reorganization, and that Liquidity was otherwise interfering with the management and policies of the HEP Partnerships.

On November 21, 1995, after a contested hearing, the Bankruptcy Court granted plaintiffs' motion for a preliminary injunction. The preliminary injunction has been extended periodically since its entry. The defendants have denied the material allegations of the complaint, and asserted various defenses. The parties are actively engaged in discovery. On March 7, 1997, the defendants filed a motion seeking to dissolve the preliminary injunction. The motion is schedule to be heard by the Bankruptcy Court on April 11, 1997.

The Company is involved in certain other legal proceedings arising in the ordinary course of the Company's business. The Company does not believe that such claims or lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or operations.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

      Name                       Age                              Positions
      ----                       ---                              ---------
Charles E. Davidson               43               Chairman of the Board and Class B Director

Joseph M. Jacobs                  44               Chief Executive Officer, President, and Class B Director

Martin L. Edelman                 56               Class A Director

Dean J. Takahashi                 39               Class A Director

Paul T. Walker                    61               Class A Director

Robert Holtz                      29               Vice President and Secretary

Jay L. Maymudes                   36               Vice President, Treasurer and Chief Financial Officer

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

         Dean J. Takahashi has been a director of Presidio since November 1994. Mr. Takahashi is a Senior Director of Investments - Endowment Management of Yale University. Since 1986, he has been responsible for analysis and recommendations regarding asset allocation and investment policy for Yale's $5.0 billion Endowment, $200 million Staff Pension Plan, and various Life Income Funds. Mr. Takahashi currently is a director of Smith Offshore Exploration, and an Advisory Board Member of Highland Capital Partners, APEX European Ventures, Summit Ventures, and Bain Capital.

         Paul T. Walker has been a director of Presidio since November 1994. Since February 1995, Mr. Walker has been President of Walker, Truesdell & Associates, a financial consulting firm located in New York City. From March 1992 to April 1996, Mr. Walker was a Trustee of The DBL Liquidating Trust which was responsible for liquidating Drexel Burnham Lambert, Inc. for the benefit of creditors. From 1957 to 1990, Mr. Walker was employed by, and from 1985 to 1990 was the Executive Vice President and Senior Credit Policy Officer of, The Chase Manhattan Bank.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information known to Presidio with respect to beneficial ownership of the Class A Shares as of March 1, 1997 (based on 8,797,255 Class A Shares outstanding on such date) by: (i) each person who beneficially owns 5% or more of the Class A Shares, (ii) the executive officers of Presidio, (iii) each of Presidio's directors, and (iv) all directors and executive officers as a group:

                                                                                   Beneficial Ownership
                                                                             --------------------------------
                                                                                Number of          Percentage
              Name of Beneficial Owner                                           Shares           Outstanding
              ------------------------                                           ------           -----------
              Thomas F. Steyer                                                4,553,560 (1)           51.8%
              Fleur A. Fairman

              John M. Angelo                                                  1,231,762 (2)           14.0%
              Michael L. Gordon

              Intermarket Corp.                                               1,000,918 (3)           11.4%

              M. H. Davidson & Co.                                              474,205 (4)            5.4%

              Michael H.  Steinhardt                                                 -- (5)             --

              Joseph M. Jacobs                                                       -- (5)             --

              Robert Holtz                                                           -- (5)             --

              Jay L. Maymudes                                                        --                 --

              Charles E. Davidson                                                    -- (5)             --

              Martin L. Edelman                                                   4,550 (6)             *

              Dean J. Takahashi                                                   4,550 (6)             *

              Paul T. Walker                                                      4,550 (6)             *

              Directors and executive officers as a group (7 persons)            13,650                 *
-----------------------
*             Less than 1% of the outstanding Common Stock.

(1)  As the  managing  partners  of  each of  Farallon  Capital  Partners,  L.P.
     ("FCP"),  Farallon Capital Institutional Partners, L.P. ("FCIP"),  Farallon
     Capital  Institutional  Partners II, L.P. ("FCIP II") and Tinicum  Partners
     L.P. ("Tinicum"), (collectively, the "Farallon Partnerships"), may each be deemed to own beneficially for purposes of Rule 13d-3 of the Exchange Act the 1,397,318, 1,610,730, 607,980 and 241,671 shares held, respectively, by each  of such  Farallon  Partnerships.  Farallon  Capital  Management,  LLC
     ("FCMLLC"), the investment advisor to certain discretionary accounts which collectively hold 695,861 shares and Enrique H. Boilini, David I. Cohen,

     Joseph F.  Downes,  Jason M. Fish,  Andrew B.  Fremder,  William F. Mellin,
     Stephen L.  Millham,  Meridee A. Moore and Thomas F. Steyer,  as a managing member of FCMLLC  (collectively the "Managing Members") may be deemed to be the  beneficial  owner of all of the  shares  owned  by such  discretionary
     accounts.   FCMLLC  and  each  Managing  Member  disclaims  any  beneficial ownership of such shares.

     Farallon Partners, LLC ("FPLLC") (the general partner of FCP, FCIP, FCIP II and Tinicum), and each of Fleur A. Fairman, Mr. Boilini, Mr. Cohen, Mr.
     Downes, Mr. Fish, Mr. Fremder,  Mr. Mellin, Mr. Millham,  Ms. Moore and Mr.
     Steyer,  each as  managing  member of FPLLC  (collectively,  the  "Managing
     Members"), may be deemed to be the beneficial owner of all of the shares owned by FCP, FCIP, FCIP II and Tinicum. FPLLC and each Managing Member disclaims any beneficial ownership of such shares.

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

(3)  Intermarket   Corp.   serves  as  General   Partner  for  certain   limited
     partnerships  and  as  investment  advisor  to  certain   corporations  and
     foundations.  As a result of such  relationships,  Intermarket Corp. may be deemed to have the power to vote and the power to dispose of Class A shares held by such partnerships, corporations and foundations.

(4)  Marvin H.  Davidson,   Thomas L. Kempner Jr.,  Stephen M. Dowicz,  Scott E.
     Davidson  and  Michael  J.  Leffell,  the  general  partners,  members  and stockholders  of certain  entities that are general  partners or investment advisors of Davidson Kempner  Endowment  Partners,  L.P.,  Davidson Kempner
     Partners,  L.P.,  Davidson  Kempner  Institutional  Partners,  L.P.,  M. H.
     Davidson and Co., Davidson Kempner  International Ltd.  (collectively,  the
     "Investment  Funds"),  may be deemed   to be the  beneficial  owners  under
     Section 13(d) of the Exchange Act of the securities  beneficially  owned by the Investment Funds and their affiliates.

     In addition, Mr. Kempner owns 800 shares and may be deemed to beneficially own certain securities held by certain foundations and trusts. Mr. Kempner disclaims beneficial ownership of such shares.

(5) Excludes 1,200,000 Class B Shares owned by IR Partners. Such Class B Shares are convertible in certain circumstances into 1,200,000 Class A Shares;
     however, such shares are not convertible at present. IR Partners is a general partnership whose general partners are Steinhardt Management, certain of its affiliates and accounts managed by it and Roundhill
     Associates. Roundhill Associates is a limited partnership whose general partner is Charles E. Davidson, the principal of Presidio Management, the Chairman of the Board of Presidio and a Member of Wexford. Joseph M.
     Jacobs, the Chief Executive Officer and President of Presidio and a Member and the President of Wexford, and Robert Holtz, a Vice President of

     Presidio and a Member of Wexford, have limited partner's interest in Roundhill Associates. Pursuant to Rule 13d-3 under the Exchange Act, each of Michael H. Steinhardt, the controlling person of Steinhardt Management and its affiliates and Charles E. Davidson may be deemed to be beneficial owners of such 1,200,000 shares.

(6) Shares held by each Class A Director of Presidio were issued pursuant to a Memorandum of Understanding Regarding Compensation of Class A Directors of
     Presidio. See "Executive Compensation -- Compensation of Directors."

The address of Thomas F. Steyer and the other individuals mentioned in footnote 1 above (other than Fleur A. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, San Francisco, California 94111 and the address of Fleur A. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022. The address of Angelo, Gordon & Co., L.P. and its affiliates is 245 Park Avenue, 26th Floor, New York, New York 10167. The address for Intermarket Corp. is 667 Madison Avenue, New York, New York 10021. The address for M. H. Davidson and Co. is 885 Third Avenue, New York, New York 10022.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Presidio Management Agreement

         Pursuant to the Presidio Management Agreement, Presidio Management was engaged to serve as manager of the Company. See "Business -- Material Agreements and Instruments." Charles E. Davidson, a director of Presidio, is the principal and controlling Member of Presidio Management. Mr. Davidson is the controlling person of one of the general partners IR Partners, the owner of 1.2 million Class B Shares. Mr. Davidson and his affiliates also provide management and other services to third parties that are not related to the Company. Presidio Management has directed that 50% of its annual management fee be paid to Joseph
M. Jacobs, the Chief Executive Officer and President of Presidio and beginning January 1, 1996, 50% of its annual management fee be paid to Wexford. During 1996 Presidio Management and Mr. Jacobs each received approximately $600,000 under the terms of this agreement.

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

PART IV

Item 13.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Financial  Statements  filed as part of this report,  set forth in
Item 8 of this annual report on Form 10-K:

       Financial Statements - Presidio Capital Corp. and Subsidiaries
               Independent Auditors' Report

               Consolidated  Statements of Net Assets in Liquidation at December
                  31, 1996 and 1995

               Consolidated Statements of Changes in Net Assets in Liquidation for the Years Ended December 31, 1996 and 1995 and for the Period November 3, 1994 (Consummation Date) through December 31, 1994 Notes to Consolidated Financial Statements

                   Description
                   -----------
Exhibit
-------
2.1                Disclosure  Statement  for  Sixth  Amended  Plan  of  Reorganization  submitted  by the          *
                   Steinhardt Group and the Official Committee of Subordinated  Bondholders,  dated May 5,
                   1994 (Volumes I and II only).

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

10.17              Office Lease, dated as of March 31, 1995, between Concurrency,  Inc., as Landlord,  and          *
                   Presidio FF&E Corp.,  as Tenant,  for the premises  located at 411 West Putnam  Avenue,
                   Greenwich, Connecticut 06830

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

10.19              Assignment of Administrative  Services Agreement between  Concurrency  Management Corp.          *
                   and Wexford Management LLC, effective January 1, 1996.

10.20              Asset Sale Agreement dated as of September 7, 1995, between Majco Building  Specialties          *
                   L.P. ("Seller") and CFM International.

10.21              Amendment No. 1 to Asset Sale Agreement, dated as of September 7, 1995, by and between           *
                   Majco Building Specialties, L.P. ("Seller") and CFM International Inc. ("Purchaser").
                   Subsidiaries of the Registrant

10.22              Stock  Purchase  Agreement,  dated  December  21,  1995  between  the  Rotor  Tool L.P.          *
                   ("Seller") and INTOOL, Inc. ("Buyer").

10.23              Resignation as Co-General Partner of ACT V dated January 17, 1996.                               *

10.24              Amended and Restated Grantor Trust Agreement, dated January 1, 1996.                             *

10.25              Secured  Promissory Note, dated March 28, 1996,  between Roundhill  Associates L.P. and
                   Roundhill Associates II L.P. and Presidio Capital Corp.                                          *

10.26              Rights Offering Agreement,  dated March 19, 1996, between T-Two Holding,  LLC, Presidio
                   Capital Corp., Roundhill Associates L.P. and Roundhill Associates L.P. II.

10.27              Promissory  Note,  dated  November  21, 1996,  between  T-Two
                   Holding, LLC and Presidio Capital Corp.

21                 Subsidiaries of the Registrant

99                 No Action  Letter  Response  of the Office of Chief  Counsel,  Division  of  Investment
                   Management,  dated  August 5, 1994,  and No Action  Request  Letter of  Schulte  Roth &
                   Zabel, LLP dated August 4, 1994.

     (c)  Reports on Form 8-K

          A Report on Form 8-K was filed on November 26, 1996,  reporting  under
Item 5, the sale in a private securitization transaction of Presidio's rights to a deferred payment stream that was originally generated by Integrated's tax shelter annuity business.

          A Report on Form 8-K was filed on January 30,  1997,  reporting  under
Item 5, the  denial of final  approval  of the  proposed  settlement  of the HEP
Action.

         *Incorporated herein by reference to Presidio's Form 10 Registration Statement.

         *Incorporated herein by reference to Presidio's Form 10-K for the year ended December 31, 1995.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRESIDIO CAPITAL CORP.



                                      By:  /s/  Jay L. Maymudes
                                           Jay L. Maymudes
                                           Vice President,
                                           Treasurer and Chief Financial Officer

Date: April 15, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the 15th day of April, 1997.

     Signature                                  Title
     ---------                                  -----

By: /s/ Charles E. Davidson             Chairman of the Board,
---------------------------             and Class B Director
     Charles E. Davidson

By: /s/ Joseph M. Jacobs                Chief Executive Officer, President,
------------------------                and Class B Director
     Joseph M. Jacobs

By: /s/ Martin L. Edelman               Class A Director
-------------------------
     Martin L. Edelman

By: /s/ Dean J. Takahashi               Class A Director
-------------------------
     Dean J. Takahashi

By: /s/ Paul T. Walker                  Class A Director
----------------------
     Paul T. Walker

By: /s/ Jay L. Maymudes                 Chief Financial Officer, Vice President
-----------------------                 and Secretary (Principal Financial and
     Jay L. Maymudes                    Accounting  Officer)