Form 10-Q
period 1997-03-31
PRESIDIO CAPITAL CORP
filed 1997-05-14
CIK 943358

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

         As of May 2, 1997, there were 8,797,255 Class A Common Shares,
                       U.S. $0.01 par value, outstanding.
================================================================================

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Consolidated Statements of Net Assets in Liquidation as of March 31, 1997 (unaudited) and December 31, 1996 (audited)

                  Unaudited Consolidated Statements of Changes in Net Assets in Liquidation for the Three Month Periods Ended March 31, 1997 and 1996

                  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities

Part II  - OTHER INFORMATION

Item 1.      Legal Proceedings

Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES

                        PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                   (Expressed in thousands of United States dollars)

                                                            March 31,    December 31,
                                                              1997           1996
                                                           (unaudited)     (audited)
                                                           -----------     ---------
Assets:

Cash and cash equivalents (including restricted
    cash of $20,864 and $20,527 at March 31, 1997
    and December 31, 1996) ............................      $119,408      $ 78,639
Investments ...........................................        26,462        29,993
Contract rights .......................................         1,283        41,083
Notes and other receivables ...........................        20,903        22,467
Loans to affiliates ...................................        40,538        38,532
Other assets ..........................................         1,343         1,814
                                                             --------      --------

                      Total assets ....................      $209,937      $212,528
                                                             ========      ========


Liabilities:

Debt ..................................................      $    900      $    900
Dividends payable .....................................        16,523          --
Estimated costs of liquidation ........................        24,012        29,434
Estimated tax liability ...............................         5,363         5,970
                                                             --------      --------

                      Total liabilities ...............        46,798        36,304
                                                             --------      --------

                              Net Assets in Liquidation      $163,139      $176,224
                                                             ========      ========

                    See notes to consolidated financial statements

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN
                            NET ASSETS IN LIQUIDATION

                (Expressed in thousands of United States dollars)



                                                        Three Month Periods
                                                          Ended March 31,
                                                   -----------------------------
                                                      1997               1996
                                                   ---------          ---------
Net Assets in Liquidation,
    beginning of period ..................         $ 176,224          $ 385,228

    Dividends declared ...................           (16,523)           (52,572)

    Accretions of loans to
       affiliates ........................             2,006                109

    Increase from revaluation of
       assets and liabilities ............               380              1,349

    Interest income ......................             1,052              1,018
                                                   ---------          ---------

Net Assets in Liquidation,
    end of period ........................         $ 163,139          $ 335,132
                                                   =========          =========

                 See notes to consolidated financial statements

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (All amounts in United States Dollars)

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

The Plan gave creditors of Integrated the right to receive 88% of Presidio's Class A shares in lieu of all or part of their cash distribution as defined in the Plan. The remaining 12% of stock was issued to and purchased by IR Partners, a general partnership among Steinhardt Management Company Inc., ("Steinhardt") certain of its affiliates and an affiliate of Charles E. Davidson, the principal of Presidio Management Company, LLC ("Presidio Management") and Chairman of the Board of the Company and Joseph M. Jacobs, the Chief Executive Officer and President of the Company, for approximately $35.8 million, under the terms of an Asset Purchase Agreement.

Reference is made to the notes to the consolidated financial statements for the year ended December 31, 1996, included in the Company's Annual Report on Form
10-K (the "Form 10-K") for information with regard to the organization, significant accounting policies and disclosures made pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim financial data is unaudited; however, in the opinion of management, the Company's interim financial data for the three month period ended March 31, 1997 includes all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the results of the interim period. These consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Form 10-K.

Liquidation Basis

The Company's financial statements are prepared under the liquidation basis of accounting. The liquidation basis of accounting is appropriate when liquidation is imminent and the Company is no longer viewed as a going concern. Under this method of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The valuations presented in these financial statements are presented in U.S. dollars under U.S. Generally Accepted Accounting Principles.

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

NOTE 2 - INVESTMENTS

During the quarter ended March 31, 1997, the Company purchased units in certain real estate limited partnerships, wherein subsidiaries of the Company are the General Partner, for an aggregate cost of approximately $0.5 million. Through March 31, 1997, the total investments in real estate limited partnerships were approximately $4.2 million. These purchases were intended to be consistent with, and incidental to the Company's liquidation strategy, as these purchases will protect and enhance the values of the respective general partnership positions.

NOTE 3 - CONTRACT RIGHTS

At December 31, 1996, there were four Contract Rights remaining, which the Company estimated had an approximate net realizable value of $41.1 million. On March 12, 1997, a Partnership exercised its option and prepaid approximately $40.0 million to the Company, which represented the remaining balance due under such Contract Right obligation.

NOTE 4 - DIVIDENDS

On March 19, 1997, the Board of Directors of Presidio declared a dividend payable on April 3, 1997, of approximately $16.5 million, or $1.65 per share, to all shareholders of record as of March 25, 1997. After payment of this dividend, Presidio will have made liquidating distributions since consummation of the Plan of $364.3 million or $36.38 per share.


NOTE 5 - REVALUATION OF ASSETS AND LIABILITIES

The increase in Net Assets in Liquidation resulting from revaluation of assets and liabilities for the three month periods ended March 31, 1997 and 1996 is as follows:

                                                                  (000's)
                                                            Three Month Periods
                                                              Ended March 31,
                                                         -----------------------
                                                           1997             1996
                                                           ----             ----
Increase in estimated net
    realizable value of assets ...............           $   15           $ --

Realized gains on liquidation
    and other ................................              365            1,349
                                                         ------           ------

                                                         $  380           $1,349
                                                         ======           ======

NOTE 6 - LITIGATION

Mark Erwin, Trustee, et. al. v. Resources High Equity, Inc.,et. al. On or about May 11, 1993 the HEP Partnerships (the "HEP Partnerships", a series of three public partnerships which invested in unleveraged commercial real estate between 1985-1989), were advised of the existence of an action (the "HEP Action") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in the HEP Partnerships.

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

Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the Revised Settlement. Despite this, following the submission of additional materials, the Court entered an order on January 14, 1997 rejecting the Revised Settlement and concluded that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the plaintiffs filed a motion seeking to have the Court reconsider its order. Subsequently, the defendants withdrew the Revised Settlement and at a hearing on February 24, 1997, the Court denied the plaintiffs' motion. Also, at the February 24, 1997 hearing, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the Revised Settlement, and granted the request of one plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

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

On November 21, 1995, after a contested hearing, the Bankruptcy Court granted plaintiffs' motion for a preliminary injunction. The preliminary injunction has been extended periodically since its entry. The defendants have denied the material allegations of the complaint, and asserted various defenses. The parties are actively engaged in discovery. On March 7, 1997, the defendants filed a motion seeking to dissolve the preliminary injunction. On April 11, 1997, the Bankruptcy Court denied the motion.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES

The following section includes a discussion and analysis of financial condition and liquidation activities of the Company for the three month period ended March 31, 1997.

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

Cash available for distributions, defined as cash and cash equivalents less restricted cash, increased by approximately $40.4 million for the quarter ended March 31, 1997, primarily due to the prepayment of one of the Company's Contract Right Receivables.

Restricted cash at March 31, 1997 was approximately $20.9 million and is primarily comprised of reserves for bankruptcy claims of approximately $1.0 million and deposits for escrow accounts as security for indemnification of certain former officers and directors of Integrated and the Class A Directors of Presidio of approximately $18.7 million (see A) and B) below).

A) The indemnity for the former officers and directors of Integrated ("Qualified Indemnity") is collateralized by cash and all the stock and partnership interests in the Company's non-U.S. subsidiaries under the Indemnification Agreements (the "Indemnification Agreements"). All distributions made by the Company are limited by a requirement that the Company have certain minimum net assets after distribution to discharge any pending and expected Qualified Indemnity obligations. The balance in the Qualified Indemnity escrow account at March 31, 1997 was $11.2 million.

         Presidio's ability to make distributions to stockholders remains limited in accordance with the terms of the indemnification obligations of the former officers and directors of Integrated and its subsidiaries under the Indemnification Agreements. Presidio has no basis for believing that any of those indemnification obligations will be material and, to date, no claim for such indemnification has been made. However, pursuant to the terms of the Indemnification Agreements,
         Presidio is required to notify beneficiaries thereunder of proposed dividends and certain other proposed transfers of cash made by certain subsidiaries of Presidio to Presidio, and by Presidio to its shareholders, and to retain the value of certain collateral granted as security for such indemnification obligations. Presidio provided notice to the beneficiaries of the Indemnification Agreements prior to distribution of all dividends paid and declared during the three months ended March 31, 1997.

B) The Plan also provided for indemnification of the Class A Directors of Presidio. The indemnification amounts are secured by an initial escrow deposit made on the Consummation Date. Presidio is also required to make quarterly escrow deposits equal to the greater of (i) $750,000, or
         (ii) 1% of any amounts distributed to shareholders of Presidio, for additional indemnification security. In accordance therewith, Presidio deposited $750,000 during the first quarter of 1997. The escrowed amounts will not be available for distribution to shareholders until the indemnification agreement expires. The balance in the Class A Directors escrow account at March 31, 1997 was $7.5 million.

Presidio believes that cash on hand, revenues generated from interests in businesses that continue to operate and proceeds from the disposition of businesses and other assets will be sufficient to support the Company's operations and meet its obligations.

Liquidation Activities

The Company's cash and cash equivalents increased by $40.8 million for the three month period ended March 31, 1997, as compared to an increase of $134.4 million for the same periods of the prior year. Excess cash was made available for distribution to shareholders on March 19, 1997, when the Board of Directors of Presidio declared a dividend payable on April 3, 1997, of approximately $16.5 million, or $1.65 per share, to all shareholders of record as of March 25, 1997. After payment of this dividend, Presidio will have made liquidating distributions since consummation of the Plan of $364.3 million or $36.38 per share.

The components of the change in cash and cash equivalents, are as follows:

                                                                     (Millions)
                                                                    (unaudited)
                                                                Three Month Periods
                                                                     March 31,

                                                               1997          1996
                                                              ------       -------
Cash Inflow
Contract rights securitization proceeds, net .......          $   --       $ 205.1
Other liquidating activities .......................            40.5           8.8
Operating cash inflows .............................             6.2           2.7
Interest income ....................................             1.1           1.0
                                                              ------       -------
     Total Cash Inflows ............................            47.8         217.6
                                                              ------       -------

Cash Outflows
Dividends paid .....................................              --          30.0
Loans to affiliates ................................              --          31.5
Legal and other expenses - contract rights .........              --          14.7
Legal, accounting and consulting fees ..............             1.7           1.9
General, administrative and other costs ............             4.1           4.5
Bankruptcy claims paid .............................             0.6            --
Management fees ....................................             0.6           0.6
                                                              ------       -------
     Total Cash Outflows ...........................             7.0          83.2
                                                              ------       -------
Increase in cash and cash equivalents ..............            40.8         134.4
Cash and cash equivalents, beginning of period .....            78.6         120.6
                                                              ------       -------
Cash and cash equivalents, end of period ...........          $119.4       $ 255.0
                                                              ======       =======

Current Operations

Operating cash inflows from period to period are not comparable due to the timing of liquidation activities, and the size of the remaining portfolio.

During the quarter ended March 31, 1997,  payments were made in connection  with
the  resolution  of  certain  remaining   disputed   bankruptcy  claims  against
Integrated of $0.6 million. The payments were made in accordance with the Plan.

Legal, accounting and consulting fees, and miscellaneous general and administrative expenses decreased in the quarter ended March 31, 1997, as compared to the same period of the prior year due to timing of various liquidating activities, and the reduction of the overall portfolio of assets.

For the three months ended March 31, 1997

Investments

During the quarter ended March 31, 1997, the Company purchased units in certain real estate limited partnerships, wherein subsidiaries of the Company are the General Partner, for an aggregate cost of approximately $0.5 million. Through March 31, 1997, the total investments in real estate limited partnerships were approximately $4.2 million. These purchases were intended to be consistent with, and incidental to the Company's liquidation strategy, as these purchases will protect and enhance the values of the respective general partnership positions.

Contract Rights

At December 31, 1996, there were four Contract Rights remaining, which the Company estimated had an approximate net realizable value of $41.1 million. On March 12, 1997, a Partnership exercised its option and prepaid approximately $40.0 million to the Company, which represented the remaining balance due under such Contract Right obligation. The prepayment represented approximately 97% of the Company's remaining investment in its Contract Right portfolio.

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The following information should be read in conjunction with Item 3. "Legal Proceedings" of the Company's December 31, 1996 Form 10-K.

Mark Erwin, Trustee, et al v. Resources High Equity, Inc., et al (the "HEP Action")

Presidio v. Koll Management Services, Inc., Liquidity Financial Group, L.P. and Liquidity Financial Corporation.

Reference is made to Note 6 of the Consolidated  Financial Statements in Part I,
Item 1, Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Not applicable

         (b) The Company was not required to file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PRESIDIO CAPITAL CORP.
                                                    (Registrant)

                                             By:  /s/Joseph M.  Jacobs
                                                  -----------------
                                                  Joseph M. Jacobs
                                                  Chief Executive Officer and
                                                  President

                                             By:  /s/Jay L. Maymudes
                                                  ------------------
                                                  Jay L. Maymudes
                                                  Vice President, Treasurer and
Date: May 14, 1997                                Chief Financial Officer