Form 10-Q
period 1997-06-30
PRESIDIO CAPITAL CORP
filed 1997-08-18
CIK 943358

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                     Yes    [ X ]     No    [   ]

As of August 2, 1997, there were 8,797,255 Class A Common Shares, U.S. $0.01 per share, par value, outstanding.

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated  Statements  of Net Assets in  Liquidation  as of June 30,
            1997 (unaudited) and December 31, 1996 (audited)

         Unaudited   Consolidated   Statements  of  Changes  in  Net  Assets  in
            Liquidation for the Three and Six Month Periods Ended June 30, 1997 and 1996

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Liquidation Activities

Part II  - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                (Expressed in thousands of United States dollars)

                                                           June 30,   December 31,
                                                            1997          1996
                                                          --------      --------
                                                         (unaudited)    (audited)
Assets:

Cash and cash equivalents (including restricted
    cash of $41,372 and $20,527 at June 30, 1997
    and December 31, 1996 ..........................      $105,308      $ 78,639

Investments ........................................        24,328        29,993

Contract rights ....................................         1,514        41,083

Notes and other receivables ........................        16,465        22,467

Loans to affiliates ................................        42,632        38,532

Other assets .......................................         1,126         1,814
                                                          --------      --------


Total assets .......................................      $191,373      $212,528
                                                          ========      ========

Liabilities:


Debt ...............................................      $    900      $    900

Estimated costs of liquidation .....................        21,338        29,434

Estimated tax liability ............................         2,162         5,970
                                                          --------      --------


Total liabilities ..................................        24,400        36,304
                                                          --------      --------


Net Assets in Liquidation ...........................     $166,973      $176,224
                                                          ========      ========


                 See notes to consolidated financial statements

                          PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                     (Expressed in thousands of United States dollars)



                                       Three Months Ended               Six Months Ended
                                             June 30,                      June 30,
                                     ------------------------     -------------------------
                                        1997         1996             1997          1996
Net Assets in Liquidation,
    beginning of period ........     $ 163,139     $ 335,132      $ 176,224      $ 385,228


    Dividends declared .........          --        (140,191)       (16,523)      (192,763)


    Accretions of loans to
       affiliates ..............         2,007         1,969          4,013          2,078


    Increase from revaluation of
       assets and liabilities ..           584         9,650            964         10,999


    Interest income ............         1,243         2,427          2,295          3,445
                                     ---------     ---------      ---------      ---------


Net Assets in Liquidation,
    end of period ..............     $ 166,973     $ 208,987      $ 166,973      $ 208,987
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

The interim financial data is unaudited; however, in the opinion of management, the Company's interim financial data for the six month period ended June 30, 1997 includes all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the results of the interim period. These consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Form 10-K.

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

The valuations presented in the accompanying Statements of Net Assets in Liquidation represent management's current estimates, based on facts and circumstances, of the estimated net realizable value of assets and estimated costs of implementing the Plan. The net values ultimately realized could be higher or lower than the amounts recorded.

NOTE 2 - INVESTMENTS, NOTES AND OTHER RECEIVABLES

During the quarter ended June 30, 1997, the Company purchased units in and provided loans to certain real estate limited partnerships, wherein subsidiaries of the Company are the General Partners, for an aggregate cost of approximately $0.7 million. Through June 30, 1997, the total investments in and loans to real estate limited partnerships aggregated approximately $4.8 million. These investments were intended to be consistent with, and incidental to the Company's liquidation strategy, as these investments will protect and enhance the values of the respective general partnership positions.

NOTE 3 - CONTRACT RIGHTS

As of December 31, 1996, there were four Contract Rights remaining, which the Company estimated had an approximate net realizable value of $41.1 million. On March 12, 1997, a Partnership exercised its option and prepaid approximately $40.0 million to the Company, which represented the remaining balance due under such Contract Right obligation.

NOTE 4 - DIVIDENDS

On March 19, 1997, the Board of Directors of Presidio declared a dividend which was paid on April 3, 1997, of approximately $16.5 million, or $1.65 per share, to all shareholders of record as of March 25, 1997. Presidio has made liquidating distributions since consummation of the Plan of $364.3 million or $36.38 per share.

NOTE 5 - REVALUATION OF ASSETS AND LIABILITIES

The increase in Net Assets in Liquidation resulting from revaluation of assets and liabilities for the three and six month periods ended June 30, 1997 and 1996 is as follows:

                                                               (000's)
                                           Three Months Ended          Six Months Ended
                                             Ended June 30,              Ended June 30,
                                       -----------------------    ----------------------
                                           1997         1996          1997          1996
(Decrease) increase in estimated
    net realizable value of assets     $ (1,092)     $  2,247     $ (1,077)     $  2,247


Realized gains on liquidation
    and other ....................          754         3,409        1,119         4,758


Return of overpayments and
    bankruptcy settlements .......         --           3,994         --           3,994


Decrease in estimated tax
    liability ....................          922          --            922          --
                                       --------      --------     --------      --------

                                       $    584      $  9,650     $    964      $ 10,999
                                       ========      ========     ========      ========


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

In January 1996, the parties to the HEP Action agreed upon a revised settlement (the "Revised Settlement"). The principal features of the Revised Settlement were the surrender by the General Partners of certain fees that they are entitled to receive, the reorganization of the HEP Partnerships into a publicly traded real estate investment trust ("REIT"), and the issuance of stock in the REIT to the limited partners (in exchange for their limited partnership interests) and General Partners (in exchange for their existing interest in the HEP Partnerships and future income). The principal benefits of the Revised
Settlement for the limited partners of the HEP Partnerships were (1) substantially increased distributions to limited partners, (2) market liquidity through a NASDAQ listed security, and (3) the opportunity for growth and diversification that was not permitted under the Partnership structure. There were also other significant tax, corporate governance and other features of the Revised Settlement.

On July 18, 1996, the Court preliminarily approved the Revised Settlement and made a preliminary finding that the Revised Settlement was fair, adequate and reasonable to the class. In August 1996, the Court approved the form and method of notice regarding the Revised Settlement which was sent to the limited partners.

Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the Revised Settlement. Despite this, following the submission of additional materials, the Court entered an order on January 14, 1997 rejecting the Revised Settlement and concluded that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the plaintiffs filed a motion seeking to have the Court reconsider its order. Subsequently, the defendants, including the Company withdrew the Revised Settlement and at a hearing on February 24, 1997, the Court denied the plaintiffs' motion. Also, at the February 24, 1997 hearing, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the Revised Settlement, and granted the request of one plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES

The following section includes a discussion and analysis of financial condition and liquidation activities of the Company for the three and six month periods ended June 30, 1997.

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

Cash available for distributions, defined as cash and cash equivalents less restricted cash, decreased by approximately $34.6 million for the quarter ended June 30, 1997, primarily due to the dividend paid on April 3, 1997 of $16.5 million, and an increase in restricted cash of $20.0 million which is being held at one of Presidio's foreign subsidiaries in order to satisfy certain requirements pursuant to Indemnification Agreements (the "Indemnification
Agreements") with certain former officers and directors of Integrated and its subsidiaries ("Qualified Indemnity").

Restricted cash at June 30, 1997 was approximately $41.4 million and is primarily comprised of (i) $20 million held at one of Presidio's foreign subsidiaries, as described above, and (ii) approximately $19.6 million held in escrow accounts as security for the Indemnification Agreements and for Presidio's Class A Directors (see A) and B) below).

A) The Qualified Indemnity is collateralized by cash and all the stock and partnership interests in the Company's non-U.S. subsidiaries under the Indemnification Agreements. All distributions made by the Company are limited by a requirement that the Company have certain minimum net assets after distribution to discharge any pending and expected Qualified Indemnity obligations. The balance in the Qualified Indemnity escrow account at June 30, 1997 was $11.3 million.

         Presidio's ability to make distributions to stockholders remains limited in accordance with the terms of the indemnification obligations of the former officers and directors of Integrated and its subsidiaries under the Indemnification Agreements. Presidio has no basis for believing that any of those indemnification obligations will be material and, to date, no claim for such indemnification has been made. However, pursuant to the terms of the Indemnification Agreements,
         Presidio is required to notify beneficiaries thereunder of proposed dividends and certain other proposed transfers of cash made by certain subsidiaries of Presidio to Presidio, and by Presidio to its shareholders, and to retain the value of certain collateral granted as security for such indemnification obligations. Presidio provided notices to the beneficiaries of the Indemnification Agreements prior to distribution of all dividends paid and declared during the six months ended June 30, 1997.

B) The Plan also provided for indemnification of the Class A Directors of Presidio. The indemnification amounts are secured by a deposit in a trust established for the purpose of providing security for the Company's indemnity obligations to the Class A Directors (the "Trust") made on the Consummation Date. Presidio is also required to make quarterly escrow deposits equal to the greater of (i) $750,000, or (ii) 1% of any amounts distributed to shareholders of Presidio, for additional indemnification security. In accordance therewith, Presidio deposited $1,500,000 during the six months ended June 30, 1997. The amounts placed in the Trust may be released upon the dissolution and liquidation of the Company if certain conditions are satisfied. The balance in the Class A Directors escrow account at June 30, 1997 was $8.3 million.

Presidio believes that cash on hand, revenues generated from interests in businesses that continue to operate and proceeds from the disposition of businesses and other assets will be sufficient to support the Company's operations and meet its obligations.


Liquidation Activities

The Company's cash and cash equivalents decreased by $14.1 million for the three month period and increased by $26.7 million for the six month period ended June 30, 1997, as compared to a decrease of $153.4 and $19.0 million for the same periods of the prior year. Excess cash was made available for distribution to shareholders on March 19, 1997, when the Board of Directors of Presidio declared a dividend payable on April 3, 1997, of approximately $16.5 million, or $1.65 per share, to all shareholders of record as of March 25, 1997. Presidio has made liquidating distributions since consummation of the Plan of $364.3 million or $36.38 per share.

The components of the change in cash and cash equivalents, are as follows:

                                                                          (Millions)
                                                                         (unaudited)
                                                         Three Months Ended        Six Month Ended
                                                              June 30,                June 30,
                                                         ------------------        ------------------
                                                         1997         1996         1997       1996
Cash Inflows

Contract rights securitization proceeds, net ...         $ --         $ --         $ --       $205.1

Other liquidating activities ...................           2.7          4.7         43.2        13.5

Operating cash inflows .........................           4.7         17.4         10.9        20.1

Interest income ................................           1.2          2.4          2.3         3.4
                                                        ------       ------       ------      ------

     Total Cash Inflows ........................           8.6         24.5         56.4       242.1
                                                        ------       ------       ------      ------

                                                                          (Millions)
                                                                         (unaudited)
                                                         Three Months Ended        Six Month Ended
                                                              June 30,                June 30,
                                                         ------------------        ------------------
                                                         1997         1996         1997       1996

Cash Outflows

Dividends paid .................................          16.5        172.7         16.5       202.8

Loans to affiliates ............................           --           --           --         31.5

Legal and other - contract rights ..............           2.3          1.5          2.3        16.1

Legal, accounting and consulting fees ..........           1.6          1.4          3.3         3.3

General and administrative .....................           0.7          1.2          4.3         5.7

Bankruptcy claims paid .........................           0.3          0.5          0.9         0.5

Investments and loans to affiliated real

  estate partnerships ..........................           0.7          --           1.2         --

Management fees ................................           0.6          0.6          1.2         1.2
                                                        ------       ------       ------      ------

     Total Cash Outflows .......................          22.7        177.9         29.7       261.1
                                                        ------       ------       ------      ------

(Decrease) increase in cash and cash equivalents         (14.1)      (153.4)        26.7       (19.0)

Cash and cash equivalents, beginning of period .         119.4        255.0         78.6       120.6
                                                        ------       ------       ------      ------

Cash and cash equivalents, end of period .......        $105.3       $101.6       $105.3      $101.6
                                                        ======       ======       ======      ======

Current Operations

Operating cash inflows from period to period are not comparable due to the timing of liquidation activities, and the size of the remaining portfolio.

During the quarter ended June 30, 1997,  payments  were made in connection  with
the  resolution  of  certain  remaining   disputed   bankruptcy  claims  against
Integrated of $0.3 million. The payments were made in accordance with the Plan.

Miscellaneous general and administrative expenditures decreased in the quarter ended June 30, 1997, as compared to the same period of the prior year due to timing of various liquidating activities, and the reduction of the overall portfolio of assets. During the quarter ended June 30, 1997, the Company paid taxes of $2.3 million relating to the Contract Rights Securitization.

During the quarter ended June 30, 1997, the Company purchased units in and provided loans to certain real estate limited partnerships, wherein subsidiaries of the Company are the General Partners, for an aggregate cost of approximately $0.7 million. Through June 30, 1997, the total investments in and loans to real estate limited partnerships aggregated approximately $4.8 million. These investments were intended to be consistent with, and incidental to the Company's liquidation strategy, as these investments will protect and enhance the values of the respective general partnership positions.

Recent Developments

On July 18, 1997, Presidio Holding Company LLC ("PHC") filed a Schedule 13D indicating that it had acquired beneficial ownership of approximately 63% of the outstanding Class A Common Shares (55% of the outstanding common stock). On July 25, 1997, PHC delivered a notice to Wexford Management LLC, the administrator for Presidio, stating it was seeking to remove the three current Class A Directors and replacing them with Edward Scheetz, David Hamamoto and David King
effective   September  2,  1997.

There exists substantial doubt as to the effectiveness of such notice under applicable law. On August 15, 1997, the Company applied to the Judge of the High Court in the British Virgin Islands for a declaration that the written resolution of PHC, dated July 25, 1997 was invalid and of no effect insofar as it purports to be a written resolution of the Class A Members of the Company.

The Class A Directors have advised the organizers of T-Two Holding, LLC ("T-2") that they are unwilling to approve the rights offering of T-2 membership interests at this time given the change in control of the Company to PHC.

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

Mark Erwin, Trustee, et al v. Resources High Equity, Inc., et al (the "HEP Action")

Presidio v. Koll Management Services, Inc., Liquidity Financial Group, L.P. and Liquidity Financial Corporation.

Reference is made to Note 6 of the Consolidated  Financial Statements in Part I,
Item 1, Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Not applicable

         (b) The Company was not required to file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRESIDIO CAPITAL CORP. (Registrant)

                                      By:  /s/Joseph M. Jacobs
                                           Joseph M. Jacobs
                                           Chief Executive Officer and President


                                      By:  /s/Jay L. Maymudes
                                           ------------------
                                           Jay L. Maymudes
                                           Vice President, Treasurer and Chief
Date: August 18, 1997                      Financial Officer