Form 10-Q
period 1997-09-30
PRESIDIO CAPITAL CORP
filed 1997-11-18
CIK 943358

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                     Yes    [ X ]     No    [   ]

As of November 2, 1997, there were 9,997,255 Common Shares, U.S. $0.01 per share, par value, outstanding.

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Statements of Net Assets in Liquidation as of September 30, 1997 (unaudited) and December 31, 1996 (audited)

             Unaudited Consolidated Statements of Changes in Net Assets in Liquidation for the Three and Nine Month Periods Ended September 30, 1997 and 1996

             Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities

Part II  - OTHER INFORMATION


Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                (Expressed in thousands of United States dollars)


                                                        September 30,  December 31,
                                                             1997          1996
                                                          --------      --------
                                                         (unaudited)   (audited)
Assets:
Cash and cash equivalents (including restricted
    cash of $41,924 and $20,527 at September 30,
     1997 and December 31, 1996 ....................      $102,627      $ 78,639
Investments ........................................        23,040        29,993
Contract rights ....................................         1,514        41,083
Notes and other receivables ........................        15,946        22,467
Loans to affiliates ................................        44,682        38,532
Other assets .......................................           701         1,814
                                                          --------      --------

Total assets .......................................      $188,510      $212,528
                                                          ========      ========

Liabilities:

Debt ...............................................      $   --        $    900
Estimated costs of liquidation .....................        14,926        29,434
Estimated tax liability ............................         1,850         5,970
                                                          --------      --------

Total liabilities ..................................        16,776        36,304
                                                          --------      --------

 Net Assets in Liquidation .........................      $171,734      $176,224
                                                          ========      ========






                 See notes to consolidated financial statements

                     PRESIDIO CAPITAL CORP. AND SUBSIDIARIES

   UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                (Expressed in thousands of United States dollars)



                                          Three Months Ended            Nine Months Ended
                                          Ended September 30,           Ended September 30,
                                      ------------------------       -------------------------
                                         1997           1996            1997           1996
                                      ---------      ---------       ---------       ---------
Net Assets in Liquidation,
    Beginning of period ........      $ 166,973      $ 208,987       $ 176,224       $ 385,228

    Dividends declared .........           --          (59,990)        (16,523)       (252,753)

    Accretions of loans to
       Affiliates ..............          2,137          1,970           6,150           4,047

    Increase from revaluation of
       Assets and liabilities ..          1,076          2,341           2,040          13,341

    Interest income ............          1,548          1,099           3,843           4,544
                                      ---------      ---------       ---------       ---------

Net Assets in Liquidation,
    end of period ..............      $ 171,734      $ 154,407       $ 171,734       $ 154,407
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

The Plan gave creditors of Integrated the right to receive 88% of Presidio's common shares in lieu of all or part of their cash distribution as defined in the Plan. The remaining 12% of common shares was purchased for approximately $35.8 million, pursuant to an Asset Purchase Agreement by IR Partners, a general partnership among Steinhardt Management Company Inc., ("Steinhardt") certain Steinhardt's affiliates and an affiliate of Charles E. Davidson, the principal of Presidio Management Company, LLC ("Presidio Management") and Chairman of the Board of the Company and Joseph M. Jacobs, the Chief Executive Officer and President of the Company.

Reference is made to the notes to the consolidated financial statements for the year ended December 31, 1996, included in the Company's Annual Report on Form
10-K (the "Form 10-K") for information with regard to the organization, significant accounting policies and disclosures made pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim financial data is unaudited; however, in the opinion of management, the Company's interim financial data for the nine month period ended September 30, 1997 includes all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the results of the interim period. These consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Form 10-K, and the Forms 10-Q filed for the periods ended March 31, 1997 and June 30, 1997.

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

The valuation of assets and liabilities requires management to make many estimates and assumptions. The actual value of any liquidating distribution depends upon a variety of factors including, among others, the actual market prices of any assets distributed in kind, the proceeds from the sale of any of the Company's assets and the actual timing of distributions.

The valuations presented in the accompanying Statements of Net Assets in Liquidation represent management's current estimates, based on facts and circumstances, of the estimated net realizable value of assets and estimated costs of implementing the Plan. The net values ultimately realized could be higher or lower than the amounts recorded.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements effecting financial statements relating to periods ending after after December 15, 1997. Management of the Company does not believe that these new standards will have a material affect on the Company's reported net assets in liquidation or changes in net assets in liquidation.

NOTE 2 - INVESTMENTS, NOTES AND OTHER RECEIVABLES

During the quarter ended September 30, 1997, the Company purchased units in and provided loans to certain real estate limited partnerships, wherein subsidiaries of the Company are the General Partners, for an aggregate cost of approximately $0.9 million. Through September 30, 1997, the total investments in and loans to real estate limited partnerships aggregated approximately $5.7 million. These investments were intended to be consistent with, and incidental to the Company's liquidation strategy, as these investments are intended to protect and enhance the values of the respective general partnership positions.

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

NOTE 5 - REVALUATION OF ASSETS AND LIABILITIES

The increase in Net Assets in Liquidation resulting from revaluation of assets and liabilities for the three and nine month periods ended September 30, 1997 and 1996 is as follows:

                                                                 (000's)
                                            Three Months Ended            Nine Months Ended
                                            Ended September 30,          Ended September 30,
                                           1997          1996           1997           1996
                                         --------      --------       --------       --------
(Decrease) increase in estimated
     net realizable value of assets      $     86      $    493       $   (991)      $  2,740

Realized gains on liquidation
     and other ....................            90         1,961          1,209          6,720

Return of overpayments and
     bankruptcy settlements .......           900          (113)           900          3,881

Decrease in estimated tax
     Liability ....................          --            --              922           --
                                         --------      --------       --------       --------
                                         $  1,076      $  2,341       $  2,040       $ 13,341
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

NOTE 7 - MANAGEMENT AGREEMENT

On November 2, 1997, the Administrative Services Agreement with Wexford Management LLC ("Wexford"), the administrator for the Company, expired pursuant to its terms.

Effective November 3, 1997, Wexford and the Company entered into an Administrative Services Agreement (the "ASA") which expires on May 3, 1998.
Pursuant to the terms of the ASA, Wexford will provide consulting and administrative services to the Company for a period of six months. The ASA provides for a fixed fee of $500,000 in addition to the periodic reimbursement of certain operating expenses incurred by Wexford on behalf of the Company.

On  November  3,  1997,  the  Company's  management   agreements  with  Presidio
Management and Steinhardt were terminated.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND LIQUIDATION ACTIVITIES

The following section includes a discussion and analysis of financial condition and liquidation activities of the Company for the three and nine month periods ended September 30, 1997.

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

Cash available for distributions, defined as cash and cash equivalents less restricted cash, decreased by approximately $3.2 million for the quarter ended September 30, 1997.

Restricted cash at September 30, 1997 was approximately $41.9 million and is primarily comprised of (i) $20 million held at one of Presidio's foreign subsidiaries, in order to satisfy certain net worth requirements pursuant to Indemnification Agreements (the "Indemnification Agreements") with certain former officers and directors of Integrated and its subsidiaries ("Qualified Indemnity") until November 3, 1997, and thereafter $5 million until the termination of the Indemnification Agreements, and (ii) approximately $20.6 million held in escrow accounts as security for the Indemnification Agreements and for Presidio's Class A Directors (see A) and B) below).

A) Under the Indemnification Agreements, the Qualified Indemnity is collateralized by cash held in an escrow account and all the stock and partnership interests in the Company's non-U.S. subsidiaries. All distributions made by the Company are limited by a requirement that the Company have certain minimum net assets after distribution to discharge any pending and expected Qualified Indemnity obligations. The balance in the Qualified Indemnity escrow account at September 30, 1997 was $11.5 million.

         Presidio's ability to make distributions to stockholders remains limited in accordance with the terms of the indemnification obligations of the former officers and directors of Integrated and its subsidiaries under the Indemnification Agreements. Presidio has no basis for believing that any of those indemnification obligations will be material and, to date, no claim for such indemnification has been made. However, pursuant to the terms of the Indemnification Agreements,
         Presidio is required to notify beneficiaries thereunder of proposed dividends and certain other proposed transfers of cash made by certain subsidiaries of Presidio to Presidio, and by Presidio to its shareholders, and to retain the value of certain collateral granted as security for such indemnification obligations. Presidio provided notices to the beneficiaries of the Indemnification Agreements prior to distribution of all dividends paid and declared during the nine months ended September 30, 1997.

B) The Plan also provided for indemnification of the Class A Directors of Presidio. The indemnification amounts are secured by a deposit in a trust established for the purpose of providing security for the Company's indemnity obligations to the Class A Directors (the "Trust") made on the Consummation Date. On the Consummation Date Presidio made an initial deposit into the Trust in the amount of $1 million. Presidio is also required to make quarterly deposits equal to the greater of (i) $750,000, or (ii) 1% of any amounts distributed to shareholders of Presidio, until total deposits into the Trust total $10 million. In accordance therewith, Presidio deposited $2,250,000 during the nine months ended September 30, 1997 bringing its total contributions to $8.5 million. The amounts placed in the Trust may be released upon the dissolution and liquidation of the Company if certain conditions are satisfied. The balance in the Trust at September 30, 1997 including accrued interest was $9.1 million.

Presidio believes that cash on hand, revenues generated from interests in businesses that continue to operate and proceeds from the disposition of businesses and other assets will be sufficient to support the Company's operations and meet its obligations.

Liquidation Activities

The Company's cash and cash equivalents decreased by $2.7 million for the three month period ended September 30, 1997 and increased by $24.0 million for the nine month period ended September 30, 1997, as compared to a decrease of $19.1 and $38.1 million for the same periods of the prior year. Excess cash was made available for distribution to shareholders on March 19, 1997, when the Board of Directors of Presidio declared a dividend which was paid on April 3, 1997, of approximately $16.5 million, or $1.65 per share, to all shareholders of record as of March 25, 1997. Presidio has made liquidating distributions since consummation of the Plan of $364.3 million or $36.38 per share.

The components of the change in cash and cash equivalents, are as follows:

                                                                                       (Millions)
                                                                                      (unaudited)
                                                                   Three Months Ended            Nine Months Ended
                                                                     September 30,                 September 30,
                                                                   1997          1996          1997           1996
                                                                   ----          ----          ----           ----
Cash Inflows
Contract rights securitization proceeds, net                   $    --        $     --       $     --       $  205.1
Other liquidating activities                                       0.3            14.5           43.5           28.0
Operating cash inflows                                             3.5             9.4           14.4           29.5
Interest income                                                    1.5             1.1            3.8            4.5
                                                               -------        --------       --------       --------
     Total Cash Inflows                                            5.3            25.0           61.7          267.1
                                                               -------        --------       --------       --------

Cash Outflows
Dividends paid                                                      --            35.0           16.5          237.8
Loans to affiliates                                                 --              --             --           31.5
Legal and other - contract rights                                   --             0.2            2.3           16.3

Legal, accounting and consulting fees                              2.4             1.9            5.7            5.2
General and administrative                                         3.5             1.3            7.8            7.0
Bankruptcy claims paid                                             0.1             2.5            1.0            3.0
Investments and loans to affiliated real
  estate partnerships                                              0.9             2.6            2.1            2.6
Management fees                                                    1.1             0.6            2.3            1.8
                                                               -------        --------       --------       --------
     Total Cash Outflows                                           8.0            44.1           37.7          305.2
                                                               -------        --------       --------       --------
(Decrease) increase in cash and cash equivalents                  (2.7)          (19.1)          24.0          (38.1)
Cash and cash equivalents, beginning of period                   105.3           101.6           78.6          120.6
                                                               -------        --------       --------       --------
Cash and cash equivalents, end of period                       $ 102.6        $   82.5       $  102.6       $   82.5
                                                               =======        ========       ========       ========


Current Operations

Operating cash inflows from period to period are not comparable due to the timing of liquidation activities, and the size of the remaining portfolio.

During the quarter ended September 30, 1997, the Company purchased units in and provided loans to certain real estate limited partnerships, wherein subsidiaries of the Company are the General Partners, for an aggregate cost of approximately $0.9 million. Through September 30, 1997, the total investments in and loans to real estate limited partnerships aggregated approximately $5.7 million. These investments were intended to be consistent with, and incidental to the Company's liquidation strategy, as these investments are intended to protect and enhance the values of the respective general partnership positions.

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

The following information should be read in conjunction with Item 3. "Legal Proceedings" of the Company's December 31, 1996 Form 10-K.

Mark Erwin, Trustee, et al v. Resources High Equity, Inc., et al (the "HEP Action")

Presidio v. Koll Management Services, Inc., Liquidity Financial Group, L.P. and Liquidity Financial Corporation.

Reference is made to Note 6 of the Consolidated  Financial Statements in Part I,
Item 1, Financial Statements.

Item 5. Other Information

Recent Developments

During July 1997 pursuant to a series of transactions, Presidio Holding Company LLC ("PHC") acquired beneficial ownership of approximately 55% of the Company's outstanding Common Shares.

On September 12, 1997, Martin L. Edelman, Dean J. Takahashi and Paul Walker (together, the "Resigning Directors") resigned as Class A Directors of the Company. In connection with their resignation, such directors entered into an Agreement (the "Agreement") dated as of September 12, 1997, with PHC. Pursuant to the Agreement, the Resigning Directors appointed Edward W. Scheetz, David Hamamoto and David King, each of whom is affiliated with PHC, as their successors in accordance with the Articles of Association of the Company. The Agreement also provides that PHC will take all necessary action to appoint two additional directors upon satisfaction of all requirements with respect thereto under applicable law and the Memorandum and Articles of Association.

Subsequent to the July 1997 transfer of the Common Shares, IR Partners, a New York general partnership, contributed its entire interest in the Company to IRP II ("IRP II"), an affiliate of IR Partners. On August 28, 1997, PHC purchased the entire interest of this affiliate for $30 million under the terms and conditions of the IRP Purchase Agreement dated as of August 28, 1997 by and between PHC and IR Partners. After giving effect of such purchase, PHC is the owner of approximately 67.6% of the outstanding Common Shares of the Company. In connection with the sale, Charles E. Davidson and Joseph M. Jacobs resigned as directors of the Company.


In September 1997 PHC, as the majority shareholder of the Company appointed Gregory Peck and Kevin Reardon as directors of the Company. In October 1997 Mr. Peck resigned as director of the Company and appointed Richard J. Sabella as his successor.

In connection with the foregoing purchase of the IRP II interest, PHC acquired the limited partner interests in T-Two General, L.P. and agreed to acquire Roundhill Associates Limited Partnership and Roundhill Associates Limited Partnership II (collectively, the "T-2 Organizers"), the owners of T-Two Holding, LLC ("T-2"). PHC also entered into a management agreement with the general partner of T-Two General, L.P., and the existing administrative services agreement among Wexford Management LLC, T-Two Partners, L.P. and T-Two Corp. was terminated.

On November 2, 1997, the Administrative Services Agreement with Wexford Management LLC ("Wexford"), the administrator for the Company, expired pursuant to its terms. Effective November 3, 1997, Wexford and the Company entered into an Administrative Services Agreement (the "ASA") which expires on May 3, 1998. Pursuant to the terms of the ASA, Wexford will provide consulting and administrative services to the Company for a period of six months. The ASA provides for a fixed fee of $500,000 in addition to the periodic reimbursement of certain operating expenses incurred by Wexford on behalf of the Company.

Effective November 3, 1997, officers and employees of Wexford that had served as officers and/or directors of any direct or indirect subsidiary of the Company tendered their resignation. On the same date, the Board of Directors appointed new persons to serve as officers of the Company.


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Not applicable

         (b)    Current reports on Form 8-K dated:  July 18, 1997(Items 1, 5 and
                7), July 25, 1997(Items 1 and 7), September 12, 1997(Items 5 and
                7) and September 25, 1997(Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PRESIDIO CAPITAL CORP. (Registrant)

                                           By:    /s/  Richard Sabella
                                                  --------------------
                                                  Richard Sabella
                                                  President

                                           By:    /s/ Kevin Reardon
                                                  -----------------
                                                  Kevin Reardon
                                                  Vice President , Treasurer,
                                                  and Secretary
                                                  (Chief Accounting Officer)
Date: November 18, 1997